Form 10-Q
period 1995-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1995-04-13
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-15036


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
             (Exact name of registrant as specified in its charter)


             Delaware                                       04-2841746
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)



265 Franklin Street, Boston, Massachusetts                   02110
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code (617) 439-8118



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X.  No         .



                                  Page 1 of 12
               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                     February 28, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                     February 28  August 31

Real estate investments:
   Investment properties held
    for sale, net                                    $18,100,500 $18,100,500
   Land                                                3,177,000   3,177,000
   Mortgage loans, net                                13,001,500  13,001,500
                                                      34,279,000  34,279,000


Cash and cash equivalents                              2,653,379   2,682,258
Interest receivable                                      117,742     117,742
Accounts receivable                                       43,738      36,675
Tax and tenant security deposit escrows                   73,309      94,083
Deferred expenses, net                                   151,430     165,110
Other assets                                              83,426      86,281
                                                     $37,402,024 $37,461,149

                       LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliates                         $   56,062   $  56,062
Accounts payable and accrued expenses                    123,402     156,155
Other liabilities                                         50,000           -
Tenant security deposits                                  67,866      68,695
Partners' capital                                     37,104,694  37,180,237
                                                     $37,402,024 $37,461,149


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended February 28, 1995 and 1994
                                  (Unaudited)

                                                  General        Limited
                                                  Partners       Partners

Balance at August 31, 1993                        $(35,987)      $37,131,479
Net income                                          14,556         1,426,543
Cash distributions                                 (13,729)       (1,345,490)
BALANCE AT FEBRUARY 28, 1994                      $(35,160)      $37,212,532

Balance at August 31, 1994                        $(35,131)      $37,215,368
Net income                                          12,966         1,270,710
Cash distributions                                 (13,729)       (1,345,490)
BALANCE AT FEBRUARY 28, 1995                      $(35,894)      $37,140,588




                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                              STATEMENTS OF INCOME
              For the six months ended February 28, 1995 and 1994
                                  (Unaudited)

                              Three Months Ended          Six Months Ended
                                 February 28,               February 28,
                                   1995      1994         1995          1994

REVENUES:
   Interest from mortgage loan  $353,225   $353,225   $  706,450  $  706,450
   Land rent                     114,484    114,820      248,701     232,384
   Other interest income          34,772     18,110       64,804      36,239
                                 502,481    486,155    1,019,955     975,073

EXPENSES:
   Management fees                62,927     62,927      125,854     125,854
   General and administrative
     expenses                    171,174    112,173      244,596     225,246
   Amortization of deferred
      expenses                     6,840      6,840       13,680      13,680
                                 240,941    181,940      384,130     364,780

Operating income                 261,540    304,215      635,825     610,293

Income from operations of
   investment properties
   held for sale, net            468,224    368,780      647,851     830,806

NET INCOME                      $729,764   $672,995   $1,283,676  $1,441,099

Net income per Limited
  Partnership Unit                  $0.81     $0.74          $1.42      $1.59
Cash distributions per Limited
  Partnership Unit                  $0.75     $0.75          $1.50      $1.50



The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.


                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
              For the six months ended February 28, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                          1995         1994
Cash flows from operating activities:
 Net income                                         $  1,283,676  $1,441,099
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Amortization of deferred expenses                        13,680      13,680
 Changes in assets and liabilities:
   Accounts receivable                                    (7,063)    (85,781)
   Tax and tenant security deposit escrows                20,774      23,053
   Other assets                                            2,855      20,712
   Accounts payable - affiliates                               -     (33,975)
   Accounts payable and accrued expenses                 (32,753)    (89,171)
   Other liabilities                                      50,000           -
   Tenant security deposits                                 (829)     (1,367)
      Total adjustments                                   46,664    (152,849)
      Net cash provided by operating activities        1,330,340   1,288,250

Cash flows from financing activities:
   Distributions to partners                          (1,359,219) (1,359,219)

Net decrease in cash and cash equivalents                (28,879)    (70,969)

Cash and cash equivalents, beginning of period         2,682,258   2,510,636

Cash and cash equivalents, end of period              $2,653,379  $2,439,667


                             See accompanying notes.


1. General

  The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1994.

  In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.Mortgage Loan and Land Investments

  The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at February 28, 1995 and August 31, 1994:

       Property             Amount of Mortgage Loan         Cost of Land


  The Corner at Seven                 $ 6,188,000         $2,062,000
  Corners Shopping Center
  Fairfax County, Virginia

  Willow Creek Apartments               3,055,000            345,000
  Wichita, Kansas

  Park South Apartments                 4,230,000            770,000
  Charlotte, North Carolina
                                       13,473,000          3,177,000


  Less:  General loan loss reserve       (471,500)                 -
                                      $13,001,500         $3,177,000


  In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The interest rates on the mortgage loans range from 9.0% to 11.25%. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the six months ended February 28, 1995, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $41,205 and $37,920, respectively. During the six months ended February 28, 1994, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $49,374 and $13,434, respectively. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

  The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of an intent to prepay the loan and exercise the option to purchase the land. Along with such formal notice, the borrower sent a $50,000 deposit to the Partnership in accordance with the terms of the ground lease. Management is presently negotiating with the borrower regarding the share of the property's appreciation due to the Partnership under the terms of the ground lease. If the parties reach an agreement regarding this compensation and the borrower can obtain adequate financing, a prepayment transaction could be completed by the end of 1995.

3.Investment Properties Held for Sale

  Cordova Creek Apartments

  As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Cordova Creek Apartments on February 20, 1990, due to non-payment of the required interest payments. The Partnership now owns the land and improvements and employs a local property management company to manage the day-to-day operations of the apartment complex, which is located in Memphis, Tennessee. An affiliated partnership, PaineWebber Qualified Plan Property Fund Three, LP ("QP3"), originally invested $250,000 for a 3.5% interest in the mortgage loan secured by Cordova Creek and the related ground lease. As a result of the foreclosure, QP3 retains a 3.5% interest in the net cash flow and the future sale or refinancing proceeds related to the operating property.

  The fair value of the operating property, net of selling expenses, at the date of foreclosure, was estimated by management to be approximately equal to the combined cost basis of the land and the original face amount of the mortgage loan, totalling $6,900,500. This amount is included in the balance of investment properties held for sale at February 28, 1995 and August 31, 1994.


  During the current quarter, the Partnership entered into an agreement to sell the Cordova Creek Apartments to an unaffiliated third party for $9,100,000. After payment of required transaction costs and compensation to QP3 for its 3.5% interest, the net proceeds to be realized by the Partnership from such a sale would be approximately $8.6 million. Closing of this potential sale transaction is scheduled to occur by the end of April 1995. However, there can be no assurances that this transaction will be consummated. If the transaction is consummated as planned, the Partnership would expect to distribute the majority of the net sale proceeds from such a transaction to the Limited Partners, most likely in June 1995.

  Martin Sunnyvale Research and Development Center

  As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Since the date of foreclosure, the Partnership has recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at February 28, 1995 and August 31, 1994.

  The Partnership has engaged the management and leasing agent to explore the market for potential buyers for the investment property which is 100% leased to three tenants. All of the existing leases are scheduled to expire within the next 24 months. Management believes that marketing Martin Sunnyvale for sale at this time is in the best interests of the Partnership because by selling the property now the Partnership could save the substantial costs of re-leasing the space as the existing leases expire. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, would be severely reduced. There can be no assurances, however, that the Partnership will successfully secure acceptable terms for a sale of this property in the near term. Moreover, since the Partnership began to market Martin Sunnyvale for sale, the Partnership has been notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investment in the property, which was made in 1985. Due to this and other recently discovered environmental contamination in the area, there have been several lawsuits filed by California state water agencies against prior occupants of this site and nearby sites. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is extremely doubtful that a qualified purchaser for the property will be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

  Bell Forge Square Shopping Center


  As discussed in the Annual Report, on October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property is located in Nashville, Tennessee. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale at the time of the foreclosure. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect a subsequent increase in the estimated fair value of the Bell Forge Square property. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at February 28, 1995 and August 31, 1994.

  The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance.


  Combined summarized operating results of the three investment properties held for sale for the three and six months ended February 28, 1995 and 1994 are shown below:

                                   Three Months Ended   Six Months Ended
                                    February 28,             February 28,
                                    1995      1994        1995         1994

  Rental income                  $659,830   $639,259  $1,326,472  $1,274,181


  Other income                     91,272     55,035     154,992     108,720
                                  751,102    694,294   1,481,464   1,382,901

  Property operating expenses     133,066    187,769     628,599     354,808
  Property taxes and insurance    144,757    133,255     192,243     185,652
                                  277,823    321,024     820,842     540,460

  Income from operations, net    $473,279   $373,270  $  660,622  $  842,441

  Partnership's share of
     combined operations         $468,224   $368,780  $  647,851   $ 830,806
  QP3's share of Cordova Creek
     operations                     5,055      4,490      12,771      11,635
                                 $473,279   $373,270   $ 660,622   $ 842,441

  Property operating expenses for the six months ended February 28, 1995 include capital improvement costs at the Bell Forge Square Shopping Center of approximately $326,000.

4.Related Party Transactions

  The Adviser earned basic management fees of $125,854 for both of the six-month periods ended February 28, 1995 and 1994. Accounts payable - affiliates at both February 28, 1995 and August 31, 1994 consists of management fees of $56,062 payable to the Adviser.

  Included in general and administrative expenses for six months ended February 28, 1995 and 1994 is $104,416 and $91,154, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.


  Also included in general and administrative expenses for the six months ended February 28, 1995 and 1994 is $4,001 and $2,690, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Contingencies

    The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1995, the Partnership began actively marketing the Cordova Creek Apartments for sale. On January 12, 1995, the Partnership entered into an agreement to sell the property to an unaffiliated third party for $9,100,000. The proposed offer would represent a substantial gain on the Partnership's original investment in Cordova Creek. The Cordova Creek investment was originally made by the Partnership on June 13, 1986 and was structured as a ground lease and first leasehold mortgage. A total investment of $6,900,500 was made by the Partnership in 1986, comprised of land purchased for $289,500 and a $6,611,000 mortgage loan secured by the improvements. In addition to the Partnership's initial investment, an affiliated partnership, Paine Webber Qualified Plan Property Fund Three ("QP3") contributed $250,000 or approximately 3.5% of the total net investment, toward the original land and mortgage loan investment in Cordova Creek. The original fixed return on the Partnership's investment was 11.25% per year. During 1988, the borrower experienced financial problems at this property due to the overbuilt Memphis apartment market and eventually defaulted under the terms of the ground lease and mortgage. On February 20, 1990, the Partnership, together with QP3, foreclosed and took title to the property. At the time of the takeover, the property was 80% occupied and poorly managed. The Partnership selected a local property management company to operate Cordova Creek and, during 1991 and 1992, implemented a capital improvement program to upgrade the units and common areas. For the past several years, Cordova Creek has maintained an average occupancy level in excess of 95%. After payment of required transaction costs and compensation to QP3 for its 3.5% interest, the net proceeds to be realized by the Partnership at the negotiated sale price would be approximately $8.6
million.   Management believes that accepting the proposed offer is in the
Partnership's best interests because values for this 9-year old, 196-unit apartment complex may be at or near their peak for the current market cycle. Overall market occupancy is high and rental rates continue their gradual improvement. However, management expects that such market strength will lead to new development activity in the near future. As a result, the improving market trends may be short-lived. Closing of the proposed sale transaction is scheduled to occur by the end of April 1995. However, there can be no assurances that this transaction will be consummated. If the transaction is consummated as planned, the Partnership would expect to distribute the majority of the net sales proceeds from such a transaction to the Limited Partners, most likely in June 1995.

    As discussed in the Annual Report, the occupancy of the Martin Sunnyvale Research and Development Center increased to 100% during fiscal 1994. With the recent leasing activity, the operations of the property have been stabilized for the near-term. However, rental rates continue to be depressed in the Sunnyvale market due to the substantial existing oversupply of R&D space. Future prospects for the high technology industries in Northern California are generally considered uncertain at the present time. Accordingly, there are no assurances that market conditions will be improved at the time of the expirations of the three existing leases, which are scheduled to occur between November 1996 and April 1997. Now that the property is fully occupied, the Partnership has engaged the management and leasing agent to explore the market for potential buyers for the investment property. Management believes that marketing Martin Sunnyvale for sale at this time is in the best interests of the Partnership because by selling the property now the Partnership could save the substantial costs of re-leasing the space as the existing leases expire.
As described above, over the next 24 months, all three of the existing leases will expire. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, would be severely reduced. There can be no assurances, however, that the Partnership will successfully secure acceptable terms for a sale of this property in the near term. Moreover, since the Partnership began to market Martin Sunnyvale for sale, the Partnership has been notified by a California state water agency of a potential environmental problem at Martin Sunnyvale.
As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investment in the property, which was made in 1985. Due to this and other recently discovered environmental contamination in the area, there have been several lawsuits filed by California state water agencies against prior occupants of this site and nearby sites. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is extremely doubtful that a qualified purchaser for the property will be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

    At the Bell Forge Square Shopping Center, the capital improvement program designed to repair and improve the exterior facade and landscaping of the shopping center, has been completed. Bell Forge remains 95% leased with 6,050 square feet of space currently available. This vacant space is adjacent to the property's principal anchor tenant, which for the past several months has been analyzing the merits of expanding into this space. However, prior to the end of the quarter, this anchor tenant notified the Partnership that they would not expand at this time. As a result of the anchor tenant's decision not to expand, management is negotiating a lease for half of the vacant space with a women's clothing and accessories retailer. Also, prior to the end of the quarter, one of Bell Forge's tenants, occupying 6,402 square feet, filed for Chapter 11 protection under the U.S. Bankruptcy Code. They subsequently vacated their Bell Forge store, and management is pursuing all available legal remedies against them. Simultaneously, management is attempting to regain legal control of their space and has begun marketing the space to potential replacement retail tenants.

    The mortgage loans secured by the Willow Creek Apartments and The Corner at Seven Corners Shopping Center bear interest at rates of 11.00% and 11.25% per annum, respectively. With general real estate market conditions improving along with the state of the overall economy, and with credit in the capital markets for real estate transactions more accessible than in prior years, it is possible, although not certain given the recent increase in interest rates, that the current loans secured by these properties could be refinanced at lower rates. However, the Partnership's mortgage loans contain certain restrictions with regard to prepayments. The Willow Creek loan prohibits prepayment until October 31, 1995 and includes a prepayment premium for any prepayment after November 1995 at rates between 5% and 1% of the mortgage loan balance. In addition to repaying the outstanding mortgage loans, the borrowers would be required to exercise their options to purchase the related land at the time of any prepayment transaction, including in such purchase price the Partnership's share, if any, of the property's appreciation called for under the terms of the ground lease. The Corner at Seven Corners mortgage loan became prepayable without penalty on February 1, 1995. During December 1994, the borrower of The Corner at Seven Corners loan sent formal notice to the Partnership of an intent to prepay the first mortgage loan and to exercise the option to purchase the underlying land. Management is presently negotiating with the borrower regarding the share of the property's appreciation due to the Partnership under the terms of the ground lease. If the parties reach agreement regarding this compensation and the borrower can obtain adequate financing, a prepayment transaction could be competed by the end of fiscal 1995.

   At February 28, 1995, the Partnership had available cash and cash equivalents of approximately $2,653,000. Such amounts will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's investment properties acquired through foreclosure proceedings. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS

   Net income is comprised of operating income and income from operations of the investment properties held for sale. The Partnership's net income decreased by approximately $157,000 for the six months ended February 28, 1995, when compared to the same period in the prior year. However, net income for the most recent three-month period improved by over $57,000 versus the comparable period in the prior year. Net income from the combined operations of the Cordova Creek, Martin Sunnyvale and Bell Forge Square properties decreased by approximately $183,000 for the current six-month period, primarily due to significant capital improvement expenses incurred at the Bell Forge Square Shopping Center during the first quarter. Such expenses, which totalled approximately $326,000, were incurred in connection with the repair and improvement of the property's exterior facade. The combined operations of the three owned properties improved by approximately $99,000 for the most recent three-month period. Such second quarter results, which do not include any significant capital improvement expenditures, also reflect an increase in combined revenues and a decrease in combined property operating expenses. The decrease in income from operations of investment properties held for sale for the six months ended February 28, 1995 was partially offset by an increase in the Partnership's operating income of approximately $26,000. The increase in operating income is primarily due to an increase in land rent revenue of approximately $16,000 and an increase in interest income earned on invested cash and cash equivalents of approximately $29,000. Land rent revenue increased as a result of an increase in additional rent received under the terms of the Park South ground lease. Such increase is reflective of the generally improving conditions for multi-family apartment properties in most local markets.
Interest earned on cash and cash equivalents increased for both the three- and six-month periods ended February 28, 1995 due to an increase in interest rates earned on such investments. The increases in land rent revenue and interest income earned on invested cash and cash equivalents for the six months ended February 28, 1995 were partially offset by an increase in general and administrative expenses of approximately $19,000. General and administrative expenses increased by approximately $59,000 for the most recent three-month period. These increases in general and administrative expenses are mainly due to an increase in legal fees, as management has engaged local counsel to monitor all legal actions concerning the environmental contamination at Martin Sunnyvale and has incurred legal fees in connection with the proposed sale of Cordova Creek, as discussed further above.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of defendants, including Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P., which are the General Partners in the Partnership and affiliates of PaineWebber.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Qualified Plan Property Fund Four, LP, PaineWebber, Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Qualified Plan Property Fund Four, LP, also allege that following the sale of the partnership interests, PaineWebber, Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Qualified Properties, Inc., Properties Associates 1985, L.P. and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PAINE WEBBER QUALIFIED PLAN PROPERTY
                                    FUND FOUR, LP


                         By:  FOURTH QUALIFIED PROPERTIES, INC.
                                  Managing General Partner


                         By:  /s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and Chief
                            Financial Officer





Dated:  April 13, 1995