Form 10-Q
period 1995-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1995-07-12
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                        May 31, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                May 31          August 31

Real estate investments:
   Investment properties held for sale, net   $11,200,000      $18,100,500
   Land                                         3,177,000        3,177,000
   Mortgage loans, net                         13,001,500       13,001,500
                                               27,378,500       34,279,000


Cash and cash equivalents                      11,505,401        2,682,258
Interest receivable                               117,742          117,742
Accounts receivable                                13,630           36,675
Tax and tenant security deposit escrows                 -           94,083
Deferred expenses, net                            144,590          165,110
Other assets                                       47,999           86,281
                                              $39,207,862      $37,461,149

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                  $   56,062     $     56,062
Accounts payable and accrued expenses              66,557          156,155
Other liabilities                                  50,000                -
Tenant security deposits                           55,399           68,695
Partners' capital                              38,979,844       37,180,237
                                              $39,207,862      $37,461,149

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended May 31, 1995 and 1994
                                  (Unaudited)
                                                   General        Limited
                                                   Partners       Partners

Balance at August 31, 1993                         $(35,987)     $37,131,479
Net income                                           21,469        2,104,005
Cash distributions                                  (20,594)      (2,018,234)
BALANCE AT MAY 31, 1994                            $(35,112)     $37,217,250

Balance at August 31, 1994                         $(35,131)     $37,215,368
Net income                                           38,592        3,799,845
Cash distributions                                  (20,595)      (2,018,235)
BALANCE AT MAY 31, 1995                            $(17,134)     $38,996,978

                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
                For the nine months ended May 31, 1995 and 1994
                                  (Unaudited)
                                  Three Months Ended      Nine Months Ended
                                          May 31,               May 31,
                                   1995      1994          1995       1994

REVENUES:
   Interest from mortgage loans $353,226    $353,226  $1,059,676  $1,059,676
   Land rent                     114,262     104,178     362,963     336,562
   Other interest income         111,704      21,317     176,508      57,556
                                 579,192     478,721   1,599,147   1,453,794

EXPENSES:
   Management fees                62,926      62,926     188,780     188,780
   General and administrative     96,717     104,445     341,313     329,691
   Amortization of deferred
    expenses                       6,840       6,840      20,520      20,520
                                 166,483     174,211     550,613     538,991

Operating income                 412,709     304,510   1,048,534     914,803

Income from operations of
    investment properties
    held for sale, net           362,565     379,865   1,010,416   1,210,671
Gain on sale of investment
    property                   1,779,487           -   1,779,487           -
NET INCOME                    $2,554,761    $684,375  $3,838,437  $2,125,474

Net income per Limited
  Partnership Unit                $2.82        $0.76       $4.24       $2.35

Cash distributions per Limited
  Partnership Unit                $0.75        $0.75       $2.25       $2.25

The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.


                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                         1995         1994
Cash flows from operating activities:
 Net income                                         $  3,838,437 $ 2,125,474
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of investment property                (1,779,487)          -
   Amortization of deferred expenses                      20,520      20,520
   Changes in assets and liabilities:
    Accounts receivable                                   23,045     (16,839)
    Tax and tenant security deposit escrows               94,083      (4,825)
    Other assets                                          38,282     (11,192)
    Accounts payable - affiliates                              -     (33,975)
    Accounts payable and accrued expenses                (89,598)    (76,462)
    Other liabilities                                     50,000           -
    Tenant security deposits                             (13,296)      7,874
       Total adjustments                              (1,656,451)   (114,899)
       Net cash provided by operating activities       2,181,986   2,010,575

Cash flows from investing activities:
      Net proceeds from sale of investment property    8,679,987           -

Cash flows from financing activities:
   Distributions to partners                          (2,038,830) (2,038,828)

Net increase (decrease) in cash and
    cash equivalents                                   8,823,143     (28,253)

Cash and cash equivalents, beginning of period         2,682,258   2,510,636

Cash and cash equivalents, end of period             $11,505,401  $2,482,383

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

2.Mortgage Loan and Land Investments

  The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at May 31, 1995 and August 31, 1994:

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



  In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The interest rates on the mortgage loans range from 9.0% to 11.25%. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the nine months ended May 31, 1995, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $70,713 and $37,885, respectively. During the nine months ended May 31, 1994, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $66,175 and $16,022, respectively. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

  The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of an intent to prepay the loan and exercise the option to purchase the land. Along with such formal notice, the borrower sent a $50,000 deposit to the Partnership in accordance with the terms of the ground lease. Management is presently negotiating with the borrower regarding the share of the property's appreciation due to the Partnership under the terms of the ground lease. If the parties reach an agreement regarding this compensation and the borrower can obtain adequate financing, a prepayment transaction could be completed by early fiscal 1996.

3.Investment Properties Held for Sale

  Cordova Creek Apartments

  As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Cordova Creek Apartments on February 20, 1990, due to non-payment of the required interest payments. As a result of the foreclosure, the Partnership owned the land and improvements and employed a local property management company to manage the day-to-day operations of the apartment complex, which is located in Memphis, Tennessee. An affiliated partnership, PaineWebber Qualified Plan Property Fund Three, LP ("QP3"), originally invested $250,000 for a 3.5% interest in the mortgage loan secured by Cordova Creek and the related ground lease. As a result of the foreclosure, QP3 retained a 3.5% interest in the net cash flow and the eventual sale proceeds related to the operating property.

  The fair value of the operating property, net of selling expenses, at the date of foreclosure was estimated by management to be approximately equal to the combined cost basis of the land and the original face amount of the mortgage loan, totalling $6,900,500. This amount is included in the balance of investment properties held for sale at August 31, 1994.

  During the quarter ended May 31, 1995, the Partnership sold the Cordova Creek Apartments to an unaffiliated third party for $9,100,000. After payment of required transaction costs and compensation to QP3 for its 3.5% interest, the net proceeds realized by the Partnership from the sale were approximately $8.7 million. Closing of this sale occurred on April 12, 1995. A special distribution of $215 per original $1,000 investment, or $9,643,000, was made to Limited Partners on June 15, 1995, which represented approximately $195 from the Cordova Creek net sales proceeds and $20 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

  Martin Sunnyvale Research and Development Center

  As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Since the date of foreclosure, the Partnership has recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at May 31, 1995 and August 31, 1994.

  During fiscal 1994, the Partnership engaged the management and leasing agent to explore the market for potential buyers for the investment property which is 100% leased to three tenants. All of the existing leases are scheduled to expire within the next 2 years. Management believes that marketing Martin Sunnyvale for sale at this time is in the best interests of the Partnership because by selling the property now the Partnership could save the substantial costs of re-leasing the space as the existing leases expire. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be severely reduced unless a replacement tenant is secured. There can be no assurances, however, that the Partnership will successfully secure acceptable terms for a sale of this property in the near term. Moreover, since the Partnership began to market Martin Sunnyvale for sale, the Partnership has been notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. Due to this and other recently discovered environmental contamination in the area, there have been several lawsuits filed by California state water agencies against prior occupants of this site and nearby sites. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is extremely doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

  Bell Forge Square Shopping Center


  As discussed in the Annual Report, on October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property is located in Nashville, Tennessee. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale at the time of the foreclosure. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect a subsequent increase in the estimated fair value of the Bell Forge Square property. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at May 31, 1995 and August 31, 1994.

  The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance.


  Combined summarized operating results of the Martin Sunnyvale and Bell Forge investment properties held for sale and for the Cordova Creek Apartments (through the date of sale) for the three and nine months ended May 31, 1995 and 1994 are shown below:

                                    Three Months Ended      Nine Months Ended
                                          May 31,                May 31,
                                    1995      1994         1995        1994

   Rental income                  $456,140  $554,469  $1,782,612  $1,828,650
   Other income                     71,907    89,620     226,899     198,340
                                   528,047   644,089   2,009,511   2,026,990

   Property operating expenses      77,813   201,098     706,412     555,906
   Property taxes and insurance     87,044    56,048     279,287     241,700
                                   164,857   257,146     985,699     797,606

   Income from operations, net    $363,190  $386,943  $1,023,812  $1,229,384

   Partnership's share of
      combined operations         $362,565  $379,865  $1,010,416  $1,210,671
   QP3's share of Cordova
    Creek operations                   625     7,078      13,396      18,713
                                  $363,190  $386,943  $1,023,812  $1,229,384


  Property operating expenses for the nine months ended May 31, 1995 include capital improvement costs at the Bell Forge Square Shopping Center of approximately $326,000.

4.Related Party Transactions

  The Adviser earned basic management fees of $188,780 for each of the nine-month periods ended May 31, 1995 and 1994. Accounts payable - affiliates at both May 31, 1995 and August 31, 1994 consists of management fees of $56,062 payable to the Adviser.

  Included in general and administrative expenses for nine months ended May 31, 1995 and 1994 is $155,896 and $140,747, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the nine months ended May 31, 1995 and 1994 is $4,259 and $2,690, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

6.Subsequent Event

  On June 15, 1995, the Partnership distributed $9,642,675 to the Limited Partners, representing the net sales proceeds from the Cordova Creek Apartments along with certain excess cash reserves. In addition, on July 14, 1995 the Partnership distributed $6,865 to the General Partners and $672,745 to the Limited Partners for the quarter ended May 31, 1995.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1995, the Partnership began actively marketing the Cordova Creek Apartments for sale. On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. This sale represented a substantial gain on the Partnership's original investment in Cordova Creek. The Cordova Creek investments were originally made by the Partnership on June 13, 1986 with a total investment of $6,900,500, comprised of land purchased for $289,500 and a $6,611,000 mortgage loan secured by the improvements. In addition to the Partnership's initial investment, an affiliated partnership, Paine Webber Qualified Plan Property Fund Three
(`QP3'') contributed $250,000 or approximately 3.5% of the total net investment, toward the original land and mortgage loan investments in Cordova Creek. The original fixed return on the Partnership's investment was 11.25% per year. During 1988, the borrower experienced financial problems at this property due to the overbuilt Memphis apartment market and eventually defaulted under the terms of the ground lease and mortgage. On February 20, 1990, the Partnership, together with QP3, foreclosed and took title to the property. At the time of the takeover, the property was 80% occupied and poorly managed. The Partnership selected a local property management company to operate Cordova Creek and, during 1991 and 1992, implemented a capital improvement program to upgrade the units and common areas. For the past several years, Cordova Creek maintained an average occupancy level in excess of 95%. After payment of required transaction costs and compensation to QP3 for its 3.5% interest, the net proceeds realized by the Partnership from the fiscal 1995 sale transaction totalled approximately
$8.7 million.   Management believed that accepting the proposed offer was in the
Partnership's best interests because values for this 9-year old, 196-unit apartment complex may have been at or near their peak for the current market cycle. The Partnership made a special distribution of $215 per original $1,000 investment, or $9,643,000, to the Limited Partners on June 15, 1995, representing approximately $195 from the Cordova Creek net sale proceeds and approximately $20 of cash reserves which were deemed to be in excess of the Partnership's expected future requirements. The Cordova Creek investment had represented a significant source of cash flow for the Partnership prior to the sale transaction. Cash flow from the Partnership's remaining investments is not expected to be sufficient to support the current quarterly distribution rate of 6% per annum on remaining invested capital. As a result, management plans to reduce the distribution rate to 5.75% effective for the fourth quarter of fiscal 1995.

    As discussed in the Annual Report, the occupancy of the Martin Sunnyvale Research and Development Center increased to 100% during fiscal 1994. With the recent leasing activity, the operations of the property have been stabilized for the near-term. However, rental rates continue to be depressed in the Sunnyvale market due to the substantial existing oversupply of R&D space. Future prospects for the high technology industries in Northern California are generally considered uncertain at the present time. Accordingly, there are no assurances that market conditions will be improved at the time of the expirations of the three existing leases, which are scheduled to occur between November 1996 and April 1997. In light of this situation, during fiscal 1994 the Partnership engaged the management and leasing agent to explore the market for potential buyers for this investment property. Management believes that marketing Martin Sunnyvale for sale at this time is in the best interests of the Partnership because by selling the property now the Partnership could save the substantial costs of re-leasing the space as the existing leases expire. As described above, over the next 2 years, all three of the existing leases will expire. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be severely reduced unless a replacement tenant is secured. There can be no assurances, however, that the Partnership will successfully secure acceptable terms for a sale of this property in the near term. Moreover, since the Partnership began to market Martin Sunnyvale for sale, the Partnership has been notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. Due to this and other recently discovered environmental contamination in the area, there have been several lawsuits filed by California state water agencies against prior occupants of this site and nearby sites. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is extremely doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

    The mortgage loans secured by the Willow Creek Apartments and The Corner at Seven Corners Shopping Center bear interest at rates of 11.00% and 11.25% per annum, respectively. With general real estate market conditions improving along with the state of the overall economy, and with credit in the capital markets for real estate transactions more accessible than in prior years, it is possible that the current loans secured by these properties could be refinanced at lower rates. However, the Partnership's mortgage loans contain certain restrictions with regard to prepayments. The Willow Creek loan prohibits prepayment until October 31, 1995 and includes a prepayment premium for any prepayment after November 1995 at rates between 5% and 1% of the mortgage loan balance. In addition to repaying the outstanding mortgage loans, the borrowers would be required to exercise their options to purchase the underlying land at the time of any prepayment transaction, including in such purchase price the Partnership's share, if any, of the property's appreciation called for under the terms of the ground lease. The Corner at Seven Corners mortgage loan became prepayable without penalty on February 1, 1995. During December 1994, the borrower of The Corner at Seven Corners loan sent formal notice to the Partnership of an intent to prepay the first mortgage loan and to exercise the option to purchase the underlying land. Management is presently negotiating with the borrower regarding the share of the property's appreciation due to the Partnership under the terms of the ground lease. If the parties reach agreement regarding this compensation and the borrower can obtain adequate financing, a prepayment transaction could be completed in early fiscal 1996. If completed, the proceeds of this prepayment transaction would be distributed to the Limited Partners.

   At May 31, 1995, the Partnership had available cash and cash equivalents of approximately $11,505,000. Such cash balance includes the $9,643,000 referred to above which was distributed to the Limited Partners in June 1995. The remaining amount of cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's investment properties acquired through foreclosure proceedings. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS
Three Months Ended May 31, 1995

     The Partnership's net income increased by approximately $1,871,000 for the three months ended May 31, 1995, when compared to the same period in the prior year. The primary reason for the increase in net income is the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995 of approximately $1,779,000. In addition, operating income increased by $108,000 primarily as a result of an increase in interest income on short-term investments of approximately $90,000. Interest income increased due to higher interest rates earned on invested cash reserves when compared to the prior year and a significant increase in average cash balances as a result of the receipt of the Cordova Creek proceeds. In addition, land rent revenue increased by approximately $10,000 due to an increase in additional rent received under the terms of the Corner at Seven Corners and Park South ground leases. The gain realized from the sale of the Cordova Creek Apartments and the increase in operating income were partially offset by a decrease in income from operations of investment properties held for sale of approximately $17,000. This decrease is a result of the sale of the Cordova Creek Apartments on April 12, 1995 as less than three months of Cordova Creek's operations are included in the current period's results.


Nine Months Ended May 31, 1995

    The Partnership's net income increased by approximately $1,713,000 for the nine months ended May 31, 1995, when compared to the same period in the prior year. The primary reason for the increase in net income is the aforementioned gain on the sale of Cordova Creek. In addition, operating income increased by $134,000 primarily as a result of an increase in interest income on short-term investments of approximately $119,000. Interest income increased due to higher interest rates earned on invested cash reserves when compared to the prior year and the significant increase in average cash balances as a result of the Cordova Creek transaction. In addition, land rent revenue increased by approximately $26,000 due to an increase in additional rent received under the terms of the Corner at Seven Corners and Park South ground leases. The increases in interest income and land rent income were partially offset by an increase in general and administrative expenses of approximately $12,000, primarily due to an increase in legal fees which resulted from management's engagement of local counsel to monitor all legal actions concerning the environmental contamination at Martin Sunnyvale. The gain realized from the sale of the Cordova Creek Apartments and the increase in operating income were partially offset by a decrease in income from operations of investment properties held for sale of approximately $200,000 for the nine-month period ended May 31, 1995. This decrease is partly a result of the sale of the Cordova Creek Apartments on April 12, 1995 as less than nine months of Cordova Creek's operations are included in the current period's results. In addition, significant capital improvements of approximately $326,000 have been incurred at the Bell Forge Square Shopping Center thus far during fiscal 1995 in connection with the repair and improvement of the property's exterior facade.




                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended February 28, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    Current Report on Form 8-K dated April 12, 1995 was filed by the registrant.




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




Dated:  July 14, 1995