Form 10-K405
period 1995-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1995-11-29
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED:  AUGUST 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to          .

                        Commission File Number:  0-15036

               PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
             (Exact name of registrant as specified in its charter)

  Delaware                                            04-2841746
(State of organization)                              (I.R.S.Employer
                                                   Identification  No.)

  265 Franklin Street, Boston, Massachusetts               02110
    (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code:(617) 439-8118

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                   which registered
   None                                                  None
          Securities registered pursuant to Section 12(g) of the Act:
                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                                 -----

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                          Form 10-K Reference
Prospectus of registrant dated                     Part IV
December 14, 1984, as supplemented


               PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

PART   I                                                     Page

Item 1     Business                                         I-1

Item2      Properties                                       I-3

Item3      Legal Proceedings                                I-4

Item4      Submission of Matters to a Vote of
           Security Holders                                 I-4


PART  II

Item5      Market for the Partnership's Units of Limited
              Partnership Interest and Related Security
            Holder Matters                                 II-1

Item6      Selected Financial Data                         II-1

Item7      Management's Discussion and Analysis of
            Financial Condition
              and Results of Operations                    II-2

Item8      Financial Statements and Supplementary Data     II-5

Item9      Changes in and Disagreements with Accountants
              on Accounting
              and Financial Disclosure                     II-5


PART III

Item10     Directors and Executive Officers of
            the Partnership                               III-1

Item11     Executive Compensation                         III-3

Item12     Security Ownership of Certain Beneficial
            Owners and Management                         III-3

Item13     Certain Relationships and Related Transactions  III-3


PART  IV

Item14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                            IV-1

SIGNATURES                                                 IV-2

INDEX TO EXHIBITS                                          IV-3
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         F-1 to F-17


                                     PART I

Item 1.  Business

     Paine Webber Qualified Plan Property Fund Four, LP (the "Partnership") is a limited partnership formed in October 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of income-producing operating properties through land purchase-leaseback transactions and first mortgage loans. The Partnership sold $44,849,650 in Limited Partnership Units (896,993 Units at $50 per Unit) from December 14, 1984 to December 13, 1985 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-93962). Limited Partners will not be required to make any additional capital contributions.

     The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating properties. As of August 31, 1995, the Partnership's mortgage loan and land lease investments on three of the original properties were still outstanding and the Partnership owned two operating properties directly as the result of foreclosures resulting from defaults on the Partnership's mortgage loans. The Partnership's investment properties and security for its mortgage loan investments are described below.

Property name       Type of Property and                     Type of
and Location        Date of Investment       Size            Ownership (1)

The Corner at Seven (2)  Shopping Center   70,890 net        Fee ownership
Corners Shopping         1/9/85            leasable sq. ft.; of land and
 Center                                    6.5 acres of      first mortgage
Fairfax County, VA                         land              lien on
                                                             improvements



Willow Creek
 Apartments         Apartments      138 Units;               Fee ownership
Wichita, KS         10/31/85        7.05 acres of land       of land and
                                                             first mortgage
                                                             lien on
                                                             improvements

Martin Sunnyvale    Reseach and     39,286 net
Research            Development     leasable sq. ft.;        Fee ownership
and Development     Center          2.5 acres of land        of land and
Center (3)          12/20/85                                 improvements
Sunnyvale, CA

Bell Forge Square   Shopping Center 126,890 net              Fee ownership
Shopping            4/29/86         leasable sq. ft.;        of land and
Center (4)                          11 acres of land         improvements
Nashville, TN

Park South          Apartments      240 Units;               Fee ownership
Apartments (5)      12/29/88        19 acres of land         of land and
Charlotte, NC                                                mortgage
                                                             lien on
                                                             improvements

(1) See Notes to the Financial Statements filed with this Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2) Subsequent to year-end, in November 1995, the Partnership was repaid on the first mortgage loan secured by The Corner at Seven Corners Shopping Center and sold the land underlying the operating property at a gain. See the further discussion below.

(3) On July 12, 1991, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center for non-payment of the required monthly payments of interest. The Partnership has been operating the property utilizing the services of a local management company since the date of foreclosure. See Note 5 to the Financial Statements accompanying this Annual Report for a further discussion of this transaction.

(4) On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center due to non-payment of the required monthly payments of interest in accordance with the terms of the loan. The Partnership has been operating the property utilizing the services of a local management company since the date of foreclosure. See Note 5 to the Financial Statements accompanying this Annual Report for a further discussion of this transaction.

(5) The Partnership owns a 77% interest in the land underlying the Park South Apartments and has an equivalent interest in the related secured mortgage loan. The remaining 23% interest in the land and mortgage loan receivable is owned by an affiliated partnership, PaineWebber Mortgage Partners Five, L.P.

     In addition to the above properties, the Partnership previously had an investment interest in the Cordova Creek Apartments, a 196-unit, garden-style apartment complex in Memphis, Tennessee. On February 20, 1990, the Partnership foreclosed under the terms of the mortgage loan secured by the Cordova Creek Apartments for non-payment of the required monthly payments of interest in accordance with the terms of the loan. The Partnership operated the property, utilizing the services of a local management company, for more than five years during which time the Partnership received the majority of the net cash flow generated from property operations after capital improvements. The Partnership owned a 96.5% interest in the operating property. The remaining 3.5% interest in the property was owned by an affiliated partnership, PaineWebber Qualified Plan Property Fund Three, LP (`QP3''). On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. After payment of required transaction costs, including payment to QP3 for its 3.5% equity interest, the net proceeds realized by the Partnership from the sale transaction totalled approximately $8.7 million. The Partnership realized a gain of approximately $1.8 million on the sale of Cordova Creek.

     The Partnership's investment objectives are to:

(1)preserve and protect Limited Partners' capital and related buying power;
(2)provide the Limited Partners with cash distributions from investment income; and
(3)achieve long-term capital appreciation in the value of the Partnership's investments.

     Through August 31, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $38,670,000, or $891 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $215 per original $1,000 investment following the sale of the Cordova Creek Apartments in June 1995 ($195 from the sale of Cordova Creek and $20 of excess Partnership reserves). Subsequent to year-end, on November 22, 1995, the Partnership received proceeds totalling $9.6 million from the repayment of the mortgage loan secured by The Corner at Seven Corners Shopping Center and the sale of the land underlying the operating property. The proceeds from the sale of the land reflected a premium of $1.4 million over the Partnership's original investment as the Partnership's share of the appreciation in value of the property to which it was entitled under the terms of the ground lease. The proceeds of this transaction will be distributed to the Limited Partners in the second quarter of fiscal 1996. Subsequent to The Corner at Seven Corners prepayment transaction, the Partnership retains an interest in four of the six properties underlying its original mortgage loan and land investments. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. At the present time, real estate values for R&D office buildings are generally depressed nationwide due to an oversupply of competing space in many markets and the trend of corporate consolidations and downsizing which has followed in the wake of the last national recession. In addition, values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Management believes that such conditions are temporary and will change as certain market corrections occur.

     The Partnership expects to finance or sell its investments and have its mortgage loans repaid from time to time. It is expected that most sales and repayments will be made after a period of between seven and fifteen years after the conclusion of the offering period, although sales and repayments may occur at earlier or later dates. Due to the combination of relatively low mortgage interest rates and increased availability of funds for sales and mortgage refinancings which has existed over the past two years, the likelihood of the Partnership's loans being prepaid has increased. As discussed further above and in Item 7, the borrower on the loan secured by The Corners at Seven Corners Shopping Center approached the Partnership regarding a potential prepayment transaction during fiscal 1995 and completed such a transaction subsequent to year-end. In deciding whether to sell any of the Partnership's investments, the Managing General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment. The proceeds from such sales, financings or refinancings of the investments will not be reinvested but will be distributed to the Partners, so that the Partnership will in effect be self-liquidating.

     The Partnership's operating properties and the properties securing its mortgage loan investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past three years has generally caused this competition to increase in all areas of the country. The shopping center and the research and development center compete for long-term commercial tenants with numerous projects of similar type generally on the basis of rental
rates, location and tenant improvement allowances.   The Partnership has no real
estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

     The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

     The general partners of the Partnership are Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P. (the "General Partners"). Fourth Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

     The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

     As of August 31, 1995, the Partnership owned, and had leased back to the sellers, the land related to the three investments referred to under Item 1 above to which reference is made for the description, name and location of each investment. Additionally, as of August 31, 1995 the Partnership owned two properties directly as a result of foreclosures resulting from defaults on the Partnership's mortgage loans receivable as noted in Item 1.


     Occupancy figures for each fiscal quarter during 1995, along with an average of the year, are presented below for each property:

                                  Percent Occupied At
                                                                    Fiscal 1995
                              11/30/94  2/28/95  5/31/95  8/31/95   Average

The Corner at Seven Corners
  Shopping Center              100%     100%     100%      100%       100%

Willow Creek Apartments         92%      92%      84%       86%        89%

Martin Sunnyvale Research and
  Development Center           100%     100%     100%      100%       100%

Bell Forge Square Shopping
  Center                        95%      95%      90%       96%        94%

Park South Apartments           96%      94%      92%       97%        95%

Item 3.  Legal Proceedings

   In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P. (`PA1985''), which are the General Partners of the Partnership and affiliates of PaineWebber.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Mortgage Partners Five, L.P., PaineWebber, Fourth Qualified Properties, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Four, LP, also allege that following the sale of the partnership interests, PaineWebber, Fourth Qualified Properties, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fourth Qualified Properties, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Qualified Properties, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At August 31, 1995, there were 7,779 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

             PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                SELECTED FINANCIAL DATA FOR THE PARTNERSHIP
      For the years ended August 31, 1995, 1994, 1993, 1992 and 1991
                    (in thousands except per Unit data)

                               1995      1994       1993        1992     1991

Revenues                    $  2,150    $  1,963  $  2,005   $  1,852 $  2,952

Operating income            $  1,375    $  1,250  $  1,297   $  1,140 $  2,571

Loss on foreclosure                -           -         -          - $ (1,844)

Provision for possible
investment loss, net               -    $   (150) $   (250)  $   (800)       -

Income from
investment properties
held for sale               $  1,274    $  1,703  $  1,494   $  1,437 $    454

Gain on sale of
investment property
held for sale               $  1,779           -         -          -        -

Net income                  $  4,428    $  2,803  $  2,541   $  1,777 $  1,181

Per Limited Partnership Unit:
  Net income                 $   4.89 $    3.09  $    2.80   $    1.96 $   1.30

  Cash distributions from
    operations               $   3.00 $    3.00  $    3.00   $    3.24$    3.49

  Cash distributions from
    sale, refinancing and
    other disposition
    transactions            $  10.75         -         -            -        -

Total assets                $ 29,551    $ 37,461  $ 37,429   $ 37,586 $ 38,675

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

     The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Limited Partnership Units outstanding during each year.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership offered Limited Partnership Interests to the public from December 14, 1984 to December 13, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $44,849,650 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $37,650,500 was originally invested in six operating property investments in the form of first mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has assumed direct ownership of the Cordova Creek, Martin Sunnyvale and Bell Forge Square properties as a result of foreclosure proceedings resulting from uncured monetary defaults on the Partnership's first mortgage loans. As discussed further below, during fiscal 1995 the Partnership sold the Cordova Creek Apartments and distributed the net proceeds to the Limited Partners.

     During the first quarter of fiscal 1995, the Partnership began actively marketing the Cordova Creek Apartments for sale. On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. This sale represented a substantial gain on the Partnership's original investment in Cordova Creek, of $6,900,500, comprised of land purchased for $289,500 and a $6,611,000 mortgage loan secured by the improvements. In addition to the Partnership's initial investment, an affiliated partnership, Paine Webber Qualified Plan Property Fund Three (`QP3'') contributed $250,000 or approximately 3.5% of the total net investment, toward the original land and mortgage loan investments in Cordova Creek. During 1988, the borrower experienced financial problems at this property due to the overbuilt Memphis apartment market and eventually defaulted under the terms of the ground lease and mortgage loan. On February 20, 1990, the Partnership, together with QP3, foreclosed and took title to the property. At the time of the takeover, the property was 85% occupied and poorly managed. The Partnership selected a local property management company to operate Cordova Creek and, during 1991 and 1992, initiated a long-term improvement program that included upgrades to the apartment unit interiors and enhancements to the property's landscaping, signage and building exteriors. For the past several years, Cordova Creek maintained average occupancy levels in excess of 95% while steadily increasing rental rates. After payment of required transaction costs, including payment to QP3 for its 3.5% equity interest, the net proceeds realized by the Partnership from the fiscal 1995 sale transaction totalled approximately $8.7 million.
Management believes that accepting the proposed offer was in the Partnership's best interests because market values for this 9-year old, 196-unit apartment complex may have been at or near their peak for the current market cycle. The Partnership made a special distribution of $215 per original $1,000 investment, or $9,643,000, to the Limited Partners on June 15, 1995, which included the Cordova Creek net sale proceeds and an amount of cash reserves which were deemed to be in excess of the Partnership's expected future requirements. The Cordova Creek investment had represented a significant source of cash flow for the Partnership prior to the sale transaction. Cash flow from the Partnership's remaining investments is not expected to be sufficient to support the prior quarterly distribution rate of 6% per annum on remaining invested capital. As a result, management reduced the distribution rate to 5.75% per annum effective for the fourth quarter of fiscal 1995.

    As previously reported, the 39,000 square foot Martin Sunnyvale Research and Development Center was 100% occupied by three tenants as of August 31, 1995. However, rental rates continue to be depressed in the Sunnyvale market due to the substantial existing oversupply of R&D space. Future prospects for the high technology industries in Northern California remain uncertain at the present time. Accordingly, there are no assurances that market conditions will be improved at the time of the expirations of the three existing leases, which are scheduled to occur between November 1996 and April 1997. In light of this situation, during fiscal 1994 the Partnership engaged the management and leasing agent to explore the market for potential buyers for this investment property. Management believed that marketing Martin Sunnyvale for sale was in the best interests of the Partnership because by selling the property the Partnership may be able to save the substantial costs of re-leasing the space as the existing leases expire. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be significantly reduced unless a replacement tenant is secured. Subsequent to the time that the Partnership began to market the property for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a tentative site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. In addition, management will seek full indemnification from the parties identified as being potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is sufficiently mitigated, it is doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

    At the Partnership's other wholly-owned commercial investment property, the Bell Forge Square Shopping Center in Nashville, Tennessee, the occupancy level at August 31, 1995 was 96%, compared to 90% at May 31, 1995. This increase was a result of the successful leasing of 6,400 square feet of space to an upscale specialty furniture store and 2,600 square feet of space to a national financial services firm. The space which was leased during the fourth quarter had become available in the third quarter when a tenant moved out of the shopping center having filed for Chapter 11 protection under the U.S. Bankruptcy Code. The Partnership is pursuing all economically prudent legal actions against this former tenant to recover the remaining rent due under the lease. Management is hopeful that a satisfactory settlement will be negotiated within the next six months. Bell Forge Square Shopping Center currently has two spaces available, one for 3,450 square feet and another for 1,980 square feet. The Partnership's leasing team is marketing these spaces to retailers interested in the market area where Bell Forge Square is located. They have also re-opened negotiations with one of the Center's anchor tenants to expand its store and extend its lease for an additional ten years. If this expansion were to be completed, two existing tenants that would be displaced by the expansion would be relocated into the vacant spaces, bringing the occupancy level at Bell Forge Square to 100%.

    The mortgage loans secured by the Willow Creek Apartments and The Corner at Seven Corners Shopping Center bear interest at rates of 11.00% and 11.25% per annum, respectively. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the increased availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high since the time that the terms of such mortgage loans allowed for prepayment. The Willow Creek loan became prepayable subsequent to year-end, in November 1995. However, the Willow Creek loan includes a prepayment premium for any prepayment between November 1995 and October 2000 at rates between 5% and 1% of the mortgage loan balance. The Corner at Seven Corners mortgage loan became prepayable without penalty on February 1, 1995. During December 1994, the borrower of The Corner at Seven Corners loan sent formal notice to the Partnership of its intent to prepay the first mortgage loan and to exercise the option to purchase the underlying land in conjunction with a refinancing the operating property. Subsequent to year-end, the Partnership and the borrower agreed to terms for the repayment of the mortgage loan and purchase of the underlying land. The proposed terms of the transaction included the full repayment of the Partnership's mortgage loan of $6,188,000 and the payment of $3,440,000 for obligations owing under the ground lease, representing the repurchase of the $2,062,000 land investment and $1,378,000 as the Partnership's share of the appreciation in value of the property. On November 22, 1995, the transaction closed in accordance with the proposed terms and the Partnership received gross proceeds of $9.6 million. Management believes that the amount paid to the Partnership under the terms of the ground lease reflects the fair value of the property, as supported by the Partnership's most recent independent
appraisal.   The proceeds of this transaction will distributed to the Limited
Partners in the second quarter of fiscal 1996.

   At August 31, 1995, the Partnership had available cash and cash equivalents of approximately $1,851,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the Partnership is prepaid on either or both of its mortgage loan investments and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such transactions.

RESULTS OF OPERATIONS
1995 Compared to 1994

     The Partnership's net income increased by $1,625,000 for the year ended August 31, 1995, when compared to the prior year. The primary reason for the increase in net income is the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995 of $1,779,000. In addition, operating income increased by $125,000 primarily as a result of an increase in interest income on short-term investments of $141,000. Interest income increased due to higher interest rates earned on invested cash reserves when compared to the prior year and a significant increase in average cash balances as a result of the receipt and temporary investment of the Cordova Creek sale proceeds. As discussed further above, the net proceeds of $8.7 million were received in April 1995 and were invested pending the distribution to the Limited Partners which occurred in June 1995. In addition, land rent revenue increased by $46,000 due to an increase in additional rent received under the terms of The Corner at Seven Corners and Park South ground leases. The increases in interest income earned on short-term investments and land rent revenue were partially offset by an increase in general and administrative expenses of $74,000.
General and administrative expenses increased mainly due to an increase in legal and other professional fees as a result of the potential environmental problem referred to above at the wholly-owned Martin Sunnyvale property.

     The gain realized from the sale of the Cordova Creek Apartments and the increase in the Partnership's operating income were partially offset by a decrease in income from operations of investment properties held for sale of $429,000 in fiscal 1995. This decrease is partly a result of the sale of the Cordova Creek Apartments on April 12, 1995, as less than eight months of Cordova Creek's operations are included in the current year's results. In addition, significant capital improvement expenses were incurred at the Bell Forge Square Shopping Center during fiscal 1995 in connection with the repair and improvement of the property's exterior facade. In accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred.

1994 Compared to 1993

    Net income was comprised of operating income and income from operations of the investment properties held for sale. The Partnership's net income increased by $262,000 for the year ended August 31, 1994 when compared to the prior year. Net income increased primarily as a result of an increase in income from investment properties held for sale. This increase in the combined net operating results of the Cordova Creek, Bell Forge Square and Martin Sunnyvale properties, of $209,000, was primarily due to increases in rental income at Cordova Creek and Bell Forge Square. Rental income at Cordova Creek increased due to an increase in rental rates and a slight increase in occupancy. Rental income increased at Bell Forge Square as a result of a significant increase in occupancy from 85% at August 31, 1993 to 95% at August 31, 1994. In addition, property operating expenses decreased at both of these properties. The increases in rental income and decreases in property operating expenses at Cordova Creek and Bell Forge Square were partially offset by increases in real estate taxes at both properties, which resulted from the receipt of tax refunds in the prior year. Net operating income at Martin Sunnyvale remained relatively unchanged in fiscal 1994 when compared to fiscal 1993 as a small increase in rental income was offset by an increase in property operating expenses. Net income also increased as a result of a decrease of $100,000 in the provision for possible investment loss. The provision represents the net adjustments to the carrying values of the Partnership's investment properties held for sale to reflect changes in management's estimate of the fair values of such properties. In fiscal 1993, the Partnership recognized a net provision of $250,000 comprised of a writedown of the Sunnyvale property in the amount of $550,000, offset by an adjustment to reduce the Bell Forge valuation account by $300,000 to reflect an increase in its estimated fair value over the prior year. In fiscal 1994, the Partnership recognized a provision of $150,000 to reflect a further decline in the estimated fair value of the Sunnyvale property. The increase in the income from investment properties held for sale and the decrease in the provision for possible investment loss were partially offset by a small decrease in the Partnership's operating loss of $47,000 mainly due to a decrease in land rent revenue of $50,000. This decrease in land rent revenue was the result of a decline in the additional rents received from The Corner at Seven Corners land lease.

1993 Compared to 1992

    The Partnership's net income increased by $764,000 for the year ended
August 31, 1993 when compared to the prior year. Operating income increased by $157,000 in fiscal 1993 as a result of an increase in land rents of $154,000 which resulted from additional rents received under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases. The increase in land rents from these two properties resulted because the properties generated gross revenues in excess of certain base amounts, as defined in the ground lease documents. The increase in land rent revenue was partially offset by a decrease in interest income on cash equivalents mainly due to a decline in interest rates earned on invested cash reserves compared to the prior year. Net income also increased as a result of a decrease of $550,000 in the provision for possible investment loss and an increase of $57,000 in the income from the investment properties held for sale. In fiscal 1992, the Partnership recorded valuation allowances related to the Bell Forge Square and Martin Sunnyvale properties in the amounts of $600,000 and $200,000, respectively. In fiscal 1993, the Partnership recognized a net provision of $250,000, comprised of a further writedown of the Sunnyvale property in the amount of $550,000, offset by an adjustment to reduce the Bell Forge Square valuation account by $300,000 to
reflect an increase in its estimated fair value over the prior year.   Income
from the investment properties held for sale increased as a result of increases in rental revenue at the Bell Forge Square Shopping Center and the Cordova Creek Apartments.

Inflation

    The Partnership completed its tenth full year of operations in 1995 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

    The impact of inflation in future periods may be offset, in part, by an increase in revenues because the Partnership's land leases provide for additional rent based upon increases in the revenues of the related operating properties which would tend to rise with inflation. In addition, revenues at the wholly owned Martin Sunnyvale and Bell Forge Square properties would be expected to rise with inflation because the tenant leases contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales and property operating expenses. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                               PART III

Item 10.  Directors and Executive Officers of the Partnership

     The Managing General Partner of the Partnership is Fourth Qualified Properties, Inc. a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                  Date
                                                                  Elected
  Name                    Office                            Age   to Office

Lawrence A. Cohen   President and Chief Executive Officer   42     5/15/91
Albert Pratt        Director                                84     9/19/84*
J. Richard Sipes    Director                                48      6/9/94
Walter V. Arnold    Senior Vice President and Chief
                     Financial Officer                      48    10/29/85
James A. Snyder     Senior Vice President                   50      7/6/92
John B. Watts III   Senior Vice President                   42      6/6/88
David F. Brooks     First Vice President and Assistant
                     Treasurer                              53     9/19/84*
Timothy J. Medlock  Vice President and Treasurer            34      8/4/89
Thomas W. Boland    Vice President                          33     12/1/91
Dorothy F. Haughey  Secretary                               69     9/19/84**

 The date of incorporation of the Managing General Partner

     (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

     (d) There is no family relationship among any of the foregoing directors or officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

     (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

     Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is a also member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

     Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a limited partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.


   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

     Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

     John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

     David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

     Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

     Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

    Dorothy F. Haughey is Secretary of the Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI. Ms. Haughey joined PaineWebber in 1962.

     (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

     (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The Partnership is required to pay certain fees to the Adviser and the General Partners are entitled to receive a share of cash distributions and a share of profits and losses. These items are described in Item 13.

   The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 6% to 7% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Fourth Qualified Properties, Inc., is owned by PaineWebber. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, limited partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates 1985 was the Initial Limited Partner of the Partnership. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     (b) Neither the directors and officers of the Managing General Partner nor the limited partners of the Associate General Partner individually own any Units of Limited Partnership interest of the Partnership. No director or officer of the Managing General Partner nor the limited partners of the Associate General Partner possess a right to acquire beneficial ownership of Units of Limited Partnership interest of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.Item 13. Certain Relationships and Related Transactions

     The General Partners of the Partnership are Fourth Qualified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.
Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

     The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments.

     Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will be distributed generally, 95% to the Limited Partners, 3.99% to the Adviser as an asset management fee and 1.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 12%, as set forth in the Amended Partnership Agreement.

     All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Acquisition fees in the amount of 3% of the gross offering proceeds were paid to the Adviser for analyzing, structuring and negotiating the acquisitions of the Partnership's investments. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

     The Adviser has been contracted to perform specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. Basic and asset management fees totalling $240,000 were earned for the year ended August 31, 1995.

     The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1995 is $207,000, representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fee charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                               PART IV



Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)The following documents are filed as part of this report:

       (1) and (2) Financial Statements and Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

          Financial statements for the properties securing the Partnership's mortgage loans have not been included since the Partnership has no contractual right to the information and cannot otherwise practicably
          obtain the information.       (3)Exhibits:

          The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

    (b)No reports on Form 8-K were filed during the last quarter of fiscal
    1995.


    (c)Exhibits

          See (a)(3) above.

    (d)Financial Statement Schedules

          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.





                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PAINE WEBBER QUALIFIED PLAN
                         PROPERTY FUND FOUR, LP

                         By:  Fourth Qualified Properties, Inc.
                           Managing General Partner



                         By: /s/ Lawrence A. Cohen
                            Lawrence A. Cohen
                            President and Chief Executive Officer




                         By: /s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and
                            Chief Financial Officer



                         By: /s/ Thomas W. Boland
                            Thomas W. Boland
                            Vice President



Dated:  November 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By: /s/ Albert Pratt                   Date:November 27, 1995
 Albert Pratt
 Director



By:/s/ J. Richard Sipes                Date:November 27, 1995
 J. Richard Sipes
 Director






                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP


                               INDEX TO EXHIBITS

                                         PAGE NUMBER IN
EXHIBIT NO.    DESCRIPTION OF            THE REPORT  OR
               DOCUMENT                  OTHER REFERENCE


(3) and (4)    Prospectus of the         Filed with the
               Registrant dated          Commission
               December 14, 1984, as     pursuant to Rule
               supplemented, with        424(c) and
               particular reference      incorporated
               to the Restated           herein by
               Certificate and           reference.
               Agreement of Limited
               Partnership.

(10)           Material contracts        Filed with the
               previously filed as       Commission
               exhibits to               pursuant to
               registration              Section 13 or
               statements and            15(d) of the
               amendments thereto of     Securities
               the registrant            Exchange Act of
               together with all such    1934 and
               contracts filed as        incorporated
               exhibits of previously    herein by
               filed Forms 8-K and       reference.
               Forms 10-K are hereby
               incorporated herein by
               reference.

(13)           Annual Reports to         No Annual Report
               Limited Partners          for the year
                                         ended August 31,
                                         1995 has been
                                         sent to the
                                         Limited Partners.
                                         An Annual Report
                                         will be sent to
                                         the Limited
                                         Partners
                                         subsequent to
                                         this filing.



                        ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A)(1) AND (2) AND 14(D)

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         REFERENCE

PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP:

     Report of independent auditors                         F-2

     Balance sheets as of August 31, 1995 and 1994          F-3

     Statements of income for the years ended August
      31, 1995, 1994 and 1993                               F-4

     Statements of changes in partners' capital (deficit)
      for the years ended August 31, 1995, 1994 and 1993    F-5

     Statements of cash flows for the years ended August
      31, 1995, 1994 and 1993                               F-6

     Notes to financial statements                          F-7

     Financial Statement Schedules:

         Schedule III - Real Estate Owned                  F-15
         Schedule IV - Investments in Mortgage Loans
            on Real Estate                                 F-17

     Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.





                         REPORT OF INDEPENDENT AUDITORS



The Partners of
Paine Webber Qualified Plan Property Fund Four, LP:


     We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Four, LP as of August 31, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Four, LP at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.










                               /s/ ERNST & YOUNG
                               ERNST & YOUNG LLP


Boston, Massachusetts
November 22, 1995



               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                            August 31, 1995 and 1994
                      (In Thousands, except per Unit data)

                                     ASSETS

                                                  1995            1994



Real estate investments:

Investment properties held for sale, net
     of allowance for possible investment
     loss of  $1,200                               $11,200           $18,101
   Land                                              3,177             3,177
   Mortgage loans, net                              13,001            13,001
                                                    27,378            34,279
Cash and cash equivalents                            1,851             2,682
Interest receivable                                    118               118
Accounts receivable                                     23                37
Tax and tenant security deposit escrows                  -                94
Deferred expenses, net of accumulated
  amortization of $227 ($197 in 1994)                  138               165
Other assets                                            43                86
                                                   $29,551           $37,461

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $     44              $  56
Accounts payable and accrued expenses                  137               130
Unearned rental income                                  26                26
Tenant security deposits                                47                69
Other liabilities                                       50                 -
     Total liabilities                                 304               281
Partners' capital:
 General Partners:
   Capital contributions                                 1                 1
   Cumulative net income                                359              314
   Cumulative cash distributions                       (378)            (350)

 Limited Partners ($50 per Unit,
     896,993 Units issued):
   Capital contributions, net of  offering costs      40,309          40,309
   Cumulative net income                              27,626          23,243
   Cumulative cash distributions                     (38,670)        (26,337)
      Total partners' capital                         29,247          37,180
                                                     $29,551         $37,461







                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
               For the years ended August 31, 1995, 1994 and 1993
                      (In Thousands, except per Unit data)

                                               1995        1994        1993
REVENUES:
   Interest from mortgage loans              $ 1,413     $ 1,413     $ 1,413
   Land rent                                     512         466         516
   Interest earned on cash equivalents
     and other income                            225          84          76
                                               2,150       1,963       2,005
EXPENSES:
   Management fees                               240         252         252
   General and administrative                    508         434         429
   Amortization of deferred expenses              27          27          27
                                                 775         713         708
Operating income                               1,375       1,250       1,297

Investment properties held for sale:
   Provision for possible investment
     loss, net                                     -        (150)       (250)
   Income from investment properties
    held for sale                              1,274       1,703       1,494
   Gain on sale of investment property
    held for sale                              1,779           -           -
                                               3,053       1,553       1,244
NET INCOME                                  $  4,428     $ 2,803     $ 2,541

Net income per Limited Partnership Unit      $  4.89       $3.09       $2.80

Cash distributions per Limited
 Partnership Unit                             $13.75       $3.00       $3.00


     The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each year.















                            See accompanying notes.



               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1995, 1994 and 1993
                                 (In Thousands)

                                           General    Limited
                                           Partners   Partners    Total

Balance at August 31, 1992                 $ (34)    $37,307     $37,273

Net income                                    26       2,515       2,541

Cash distributions                           (28)     (2,691)     (2,719)

BALANCE AT AUGUST 31, 1993                   (36)     37,131      37,095

Net income                                    28       2,775       2,803

Cash distributions                           (27)     (2,691)     (2,718)

BALANCE AT AUGUST 31, 1994                   (35)     37,215      37,180

Net income                                    45       4,383       4,428

Cash distributions                           (28)    (12,333)    (12,361)

BALANCE AT AUGUST 31, 1995                $  (18)  $  29,265    $ 29,247













                            See accompanying notes.



               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                             1995         1994        1993

Cash flows from operating activities:
 Net income                                  $ 4,428    $ 2,803      $ 2,541
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Gain on sale of investment property
     held for sale                            (1,779)         -            -
   Provision for possible investment
     loss, net                                     -        150          250
   Amortization of deferred expenses              27         27           27
   Changes in assets and liabilities:
     Interest and land rent receivable             -          -            7
     Accounts receivable                          14         15           55
     Tax and tenant security deposits
        escrows                                   94        (9)          (25)
     Other assets                                 43        (43)           8
     Accounts payable - affiliates               (12)       (34)           7
     Accounts payable and accrued expenses         7        (44)           8
       Tenant security deposits                  (22)         6            7
     Unearned rental income                        -         18            -
     Other liabilities                            50          -            -
       Total adjustments                      (1,578)        86          344
       Net cash provided by operating
        activities                             2,850       2,889       2,885


Cash flows from investing activities:
 Net proceeds from sale of investment
   property held for sale                      8,680          -           -

Cash flows from financing activities:
 Distributions to partners                   (12,361)    (2,718)     (2,719)

 Net (decrease) increase in cash and
  cash equivalents                             (831)        171         166

Cash and cash equivalents,
  beginning of year                           2,682       2,511       2,345

Cash and cash equivalents,
  end of year                               $ 1,851     $ 2,682   $   2,511








                            See accompanying notes.

1. General

   Paine Webber Qualified Plan Property Fund Four, LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in October 1984 for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leasebacks and first mortgage loans. The Partnership authorized the issuance of Units (the "Units") of Limited Partnership Interest of which 896,993 Units (at $50 per Unit) were subscribed and issued between December 14, 1984 and December 13, 1985.

2.Summary of Significant Accounting Policies

   Investment properties held for sale represent assets acquired by the Partnership through foreclosure proceedings on first mortgage loans. The Partnership's policy is to carry these assets at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the assets at the date of foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. All costs incurred to hold the assets are charged to expense and no depreciation expense is recorded.

   The Partnership's investments in land subject to ground leases are carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. None of the Partnership's land investments were held for sale as of August 31, 1995 or 1994. The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

   Mortgage loans receivable are carried at cost. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent. In addition, a general loan loss reserve of $860,000 was recorded in fiscal 1990 reflecting management's assessment of the general credit risk applicable to the Partnership's portfolio of mortgage loan investments taken as a whole. During fiscal 1991, $388,000 of this loan loss reserve was reversed due to the acquisition of certain properties through foreclosure on the outstanding mortgage loans receivable. The balance in the general loan loss reserve at August 31, 1995 and 1994 was $472,000 (see Note 4).


   Deferred expenses represent acquisition fees paid to PaineWebber Properties Incorporated (the "Adviser") as compensation for analyzing, structuring and negotiating the Partnership's real estate investments. These fees are being amortized using the straight-line method over the terms of the remaining mortgage loans receivable, which range from thirteen to fifteen years.

   For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3. The Partnership Agreement and Related Party Transactions

   The General Partners of the Partnership are Fourth Qualified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

   Acquisition fees in the amount of 3% of the gross offering proceeds were paid to the Adviser for analyzing, structuring and negotiating the acquisitions of the Partnership's investments. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

   The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments.

   Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will be distributed generally, 95% to the Limited Partners, 3.99% to the Adviser as an asset management fee and 1.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 12%, as set forth in the Amended Partnership Agreement.

   All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

   The Adviser has been contracted to perform specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. Basic and asset management fees totalling $240,000, $252,000 and $252,000 were earned for the years ended August 31, 1995, 1994 and 1993, respectively. Accounts payable - affiliates at August 31, 1995 and 1994 consists of management fees of $44,000 and $56,000, respectively, payable to the Adviser.

   The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

   Included in general and administrative expenses for the years ended August 31, 1995, 1994 and 1993 is $207,000, $186,000 and $180,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell

   Hutchins earned fees of $5,000, $7,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.


4.Real Estate Investments

     The following first mortgage loans were outstanding at August 31, 1995 and 1994 (in thousands):

                                                                     Date of
                         Amount of Loan                              Loan and
        Property          1995      1994        Interest Rate        Maturity

      The Corner at      $ 6,188     $ 6,188    11.25%                 1/9/85
      Seven Corners                                                    2/1/98
      Shopping Center
      Fairfax, VA


      Willow Creek         3,055       3,055     Years 1 to 5 - 10.50%
      10/31/85
      Apartments                                 Thereafter 11%       12/1/00
      Wichita, KS

      Park South           4,230       4,230     9%                  12/29/88
      Apartments                                                     12/29/01
      Charlotte, NC
                          13,473      13,473


      Less:  Allowance
        for possible
        uncollectible
        amounts (1)         (472)       (472)
                         $13,001     $13,001

(1)The balance of the allowance for possible uncollectible amounts at August 31, 1995 and 1994 represents a general loan loss reserve recorded during fiscal 1990 (see Note 2). This balance was reduced to $472,000 during fiscal 1991 from its original balance of $860,000 as a result of the foreclosures of Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center (see Note 5.)

In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.


In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1995 and 1994 (in thousands):

                                     Cost of Land
                                   to the Partnership
           Property               1995          1994      Annual Base Rent

      The Corner at Seven       $ 2,062        $ 2,062         $232
        Corners Shopping
        Center
      Fairfax, VA

      Willow Creek Apartments       345            345      Years 1 to 5 - $36
      Wichita, KS                                           Thereafter - $38

      Park South Apartments (1)     770            770        $  69
      Charlotte, NC


                                $ 3,177        $ 3,177


  The Partnership owns a 77% interest in the land underlying the Park South Apartments and has an equivalent interest in the first secured mortgage loan secured by the improvements. The remaining 23% interest in the land and mortgage loan receivable is owned by an affiliated partnership, PaineWebber Mortgage Partners Five, L.P.

The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues from the operating properties in excess of a base amount, as defined. During fiscal 1995, 1994 and 1993, the Partnership received additional rent of $126,000, $98,000 and $156,000, respectively, from The Corner at Seven Corners
Shopping Center land investment.   In addition, during fiscal 1995, 1994 and
1993, the Partnership received additional rent of $47,000, $29,000 and $21,000, respectively, from the Park South Apartments land investment. The lessees have the option to purchase the land for specified periods of time, beginning between January of 1995 and December of 1997, at a price based on the fair market value, as defined, but not less than the original cost to the Partnership. As of August 31, 1995, only the option to purchase the land under The Corner at Seven Corners Shopping Center was exercisable. Subsequent to year-end, on November 1, 1995, the option to purchase the land underlying the Willow Creek Apartments became exercisable.

The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the property as they increase above a specified base amount. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate.

Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land in conjunction with a refinancing of the operating property. Along with such formal notice, the borrower sent a $50,000 deposit to the Partnership in accordance with the terms of the ground lease. Subsequent to year-end, the Partnership and the borrower agreed to terms for the repayment of the mortgage loan and purchase of the underlying land. The proposed terms of the transaction included the full repayment of the Partnership's mortgage loan of $6,188,000 and the payment of $3,440,000 for obligations owing under the ground lease, representing the repurchase of the $2,062,000 ground investment and $1,378,000 as the Partnership's share of the appreciation in value of the property. On November 22, 1995, the transaction closed in accordance with the proposed terms and the Partnership received gross proceeds of $9.6 million. Management believes that the amount paid to the Partnership under the terms of the ground lease reflects the fair value of the property, as supported by the Partnership's most recent independent appraisal. The proceeds of this transaction will distributed to the Limited Partners in the second quarter of fiscal 1996.

5. Investment Properties Held for Sale

At August 31, 1995, the Partnership owned two operating investment properties (three at August 31, 1994) directly as a result of foreclosure proceedings prompted by defaults under the terms of the first mortgage loans held by the Partnership. The balance of investment properties held for sale on the accompanying balance sheet at August 31, 1995 and 1994 is comprised of the following net carrying values (in thousands):

                                          1995            1994
    Cordova Creek Apartments            $      -        $ 6,901
    Martin Sunnyvale Research and
      Development Center                   2,500          2,500
    Bell Forge Square Shopping Center      8,700          8,700
                                        $ 11,200        $18,101

The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. As of August 31, 1995, the aggregate cost basis of the investment properties held for sale for federal income tax purposes is approximately $14,678,000.

Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

  CORDOVA CREEK APARTMENTS

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

     On April 12, 1995, the Partnership sold the Cordova Creek Apartments to an unaffiliated third party for $9,100,000. After payment of required transaction costs, including payment to QP3 for its 3.5% equity interest, the net proceeds realized by the Partnership from the sale were approximately $8.7 million. A special distribution of $215 per original $1,000 investment, or $9,643,000, was made to Limited Partners on June 15, 1995, which represented approximately $195 from the Cordova Creek net sales proceeds and $20 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

  MARTIN SUNNYVALE RESEARCH AND DEVELOPMENT CENTER


     On July 12, 1991, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property, which was 100% occupied as of August 31, 1995, is comprised of 39,286 leasable square feet and is located in Sunnyvale, California. The Partnership recognized a loss on foreclosure of $1,742,000 in fiscal 1991 in connection with its acquisition of the property. The loss consisted of a write-down of $1,700,000 to the combined cost basis of the land and the face amount of the mortgage loan and a $42,000 write-off of the unamortized balance of deferred expenses incurred in connection with the original acquisition of the investment in 1985. The $1,700,000 write-down reflected management's estimate of the fair value of the investment property, net of selling expenses, at the date of the foreclosure. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to this estimate of $3,400,000, and reclassified to investment properties held for sale. During fiscal 1994, 1993 and 1992, the Partnership recorded provisions for possible investment loss of $150,000, $550,000 and $200,000, respectively, to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at August 31, 1995 and 1994.

     During fiscal 1994, the Partnership engaged the management and leasing agent to explore the market for potential buyers for the investment property, which is 100% leased to three tenants. All of the existing leases are scheduled to expire within the next 2 years. Management believed that marketing Martin Sunnyvale for sale was in the best interests of the Partnership because by selling the property the Partnership may be able to save the substantial costs of re-leasing the space as the existing leases expire. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be significantly reduced unless a replacement tenant is secured. Subsequent to the time that the Partnership began to market Martin Sunnyvale for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a tentative site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties identified as being potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is sufficiently mitigated, it is doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

  BELL FORGE SQUARE SHOPPING CENTER

     On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 96% occupied as of August 31, 1995, is comprised of 126,890 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. The Partnership recognized a loss in fiscal 1991 of $101,000, representing the write-off of the unamortized balance of deferred expenses incurred in connection with the original acquisition of the Bell Forge investment. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at August 31, 1995 and 1994.

     The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Cordova Creek Apartments (through the date of sale), Martin Sunnyvale Research and Development Center and Bell Forge Shopping Center for the years ended August 31, 1995, 1994 and 1993 are as follows (in thousands):

                                        1995     1994     1993

     Rental income and expense
      reimbursements                $2,121    $2,498    $2,301
     Other income                      282       250       281
                                     2,403     2,748     2,582

     Property operating expenses       774       722       813
     Property taxes and insurance      329       297       254
                                     1,103     1,019     1,067
     Income from operations         $1,300    $1,729    $1,515

     Partnership's share of
      combined operations           $1,274    $1,703    $1,494
     QP3's share of Cordova
      Creek  operations                 26        26        21
                                    $1,300    $1,729    $1,515

6. Leases

      The Martin Sunnyvale and Bell Forge investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements. Minimum future rental revenues to be received by the Partnership under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

   Year ending August 31,      Amount

      1996                   $ 1,357
      1997                       885
      1998                       696
      1999                       547
      2000                       395
      Thereafter                 493
                              $4,373

7.   Subsequent Event

      On October 13, 1995, the Partnership distributed $5,000 to the General Partners and $506,000 to the Limited Partners, and $5,000 to the Adviser as an asset management fee for the quarter ended August 31, 1995.

8.  Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes that such actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Schedule III - Real Estate Owned

                                         PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                                          August 31, 1995
                                                           (in thousands)


                                        Gross Amount at
                      Cost of           Which Carried   Date of
                      Investment to     at Close of     Original      Size of
 Description (A)      Partnership (B)   Period  (B)     Investment    Investment

Land underlying           $ 2,062       $ 2,062           1/9/85       6.5 acres
Shopping Center (1)
Fairfax County, VA

Land underlying               345           345         10/31/85       7.05 acres
Apartment Complex
Wichita, KS

Research and                5,100         3,400 (2)     12/20/85       2.5 acres
 Development Center                                                    39,286 sq. ft.
Sunnyvale, CA

Shopping Center             9,000         9,000 (3)     4/29/86        11 acres
Nashville, TN                                                          126,890 sq. ft.

Land underlying               770           770         12/29/88       19 acres
apartment complex
Charlotte, NC

                          $17,277       $15,577

Notes:


 (A)   Senior mortgages on the properties related to the land investments listed above are held by Paine Webber Qualified Plan
    Property Fund Four, LP as of August 31, 1995.  See Schedule IV.


 (B)   These amounts represent the cost of each investment and the gross amount at which the investment is carried on the balance
    sheet as of August 31, 1995.   The aggregate cost of the investments for federal income tax purposes is approximately
    $17,855,000.

 (C)     Reconciliation of real estate owned:

                                          1995        1994       1993

     Balance at beginning of year        $22,478     $22,478     $22,478
     Sale of investment property (4)      (6,901)          -           -
     Balance at end of year              $15,577     $22,478     $22,478


(1)  As discussed further in Note 4 to the financial statements, the Partnership sold the land underlying The Corner at Seven
   Corners Shopping Center subsequent to year-end, on November 22, 1995.

(2)  The Partnership foreclosed on the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12,
   1991.  The combined cost of the land and the face amount of the mortgage loan were estimated by management to be greater than the fair value of the investment, net of selling costs, at the date of foreclosure by $1,700,000. During fiscal 1994 and 1993, the Partnership recorded provisions for possible investment loss of $150,000 and $550,000, respectively, to provide for further declines in the estimated fair value, net of selling expenses, of the Martin Sunnyvale investment property.  The net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at
   August 31, 1995.  See discussion in Note 5 to the financial statements.

(3)  On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge
   Square Shopping Center.  The fair value of the investment, net of estimated selling costs, at the date of foreclosure was estimated to be approximately equal to the combined cost of the land and face amount of the mortgage loan.  At August 31, 1991, the balance of the mortgage loan and land investments of $9,000,000 was reclassified to investment property subject to acquisition by foreclosure.  During fiscal 1992, the Partnership recorded a provision for possible investment loss of $600,000 to provide for a decline in the estimated fair value, net of selling costs, of the Bell Forge Square investment property.
   During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the property.  The net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheet as of August 31, 1995.  See discussion in Note 5 to the financial statements.

(4)  See discussion in Note 5 to the financial statements regarding the sale in 1995 of the Cordova Creek Apartments.


Schedule IV - Investments in Mortgage Loans on Real Estate

                                    PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                                     AUGUST 31, 1995
                                                      (In Thousands)

                                                                                                                Principal
                                                                                                                amount of
                                                                                                                loans subject
                                                              Periodic       Face          Carrying             to delinquent
                      Interest        Final maturity          payment        amount of     amount of            principal
Description           rate                 date               terms          mortgage      mortgage             or interest
  FIRST MORTGAGE LOANS:
Shopping Center         11.25%           January 9, 1998    Interest monthly,  $ 6,188       $ 6,188               -
Fairfax, VA (1)                                             principal at
                                                            maturity



Apartment Complex       11%              October 31, 2000   Interest monthly,    3,055        3,055                -
Wichita, KS                                                 principal at
                                                            maturity


Apartment Complex        9%              December 28, 2001  Interest monthly,    4,230        4,230                -
Charlotte, NC                                               principal at
                                                            maturity

Less: Allowance for possible
  uncollectible amounts (2)                                                       (472)       (472)

TOTALS                                                                         $13,001      $13,001


                                              1995              1994                1993
Balance at beginning of year               $13,001            $13,001             $13,001
Additions during the year                        -                  -                   -
Reductions during year                           -                  -                   -
Balance at end of year                     $13,001            $13,001             $13,001


(1) As discussed further in Note 4 to the financial statements, the Partnership sold the land underlying The Corner at Seven Corners Shopping
   Center subsequent to year-end, on November 22, 1995.

 (2)See Notes 2 and 4 to the accompanying financial statements for information regarding certain valuation accounts.