Form 10-Q
period 1995-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1996-01-11
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1995

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                            Commission File Number    :  0-15036


             PAINE WEBBER  QUALIFIED  PLAN PROPERTY FUND FOUR, LP
             (Exact name of registrant as specified in its charter)


Delaware                                                      04-2841746
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                           Identification No.)



265 Franklin Street, Boston, Massachusetts                     02110
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code              (617) 439-8118
                                                                --------------



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

                                BALANCE SHEETS
                    November 30, 1995 and August 31, 1995
                                 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                      November 30    August 31
Real estate investments:
   Investment properties held for sale                  $11,200     $11,200
   Land                                                   1,115       3,177
   Mortgage loans, net                                    6,813      13,001
                                                      ---------     -------
                                                         19,128      27,378

Cash and cash equivalents                                11,574       1,851
Interest receivable                                          60         118
Accounts receivable                                           8          23
Deferred expenses, net                                      113         138
Other assets                                                 33          43
                                                   ------------  ----------
                                                        $30,916     $29,551

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $        44  $       44
Accounts payable and accrued expenses                       131         137
Unearned rental income                                       26          26
Tenant security deposits                                     47          47
Other liabilities                                             -          50
Partners' capital                                        30,668      29,247
                                                       --------    --------
                                                        $30,916     $29,551


             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
           For the three  months ended November 30, 1995 and 1994
                                 (Unaudited)
                                (In thousands)

                                                          General   Limited
                                                          Partners  Partners

Balance at August 31, 1994                                 $(35)   $37,215
Net income                                                    6        548
Cash distributions                                           (7)      (673)
                                                         ------ ----------
Balance at November 30, 1994                               $(36)   $37,090
                                                           ====    =======

Balance at August 31, 1995                                $ (18)   $29,265
Net income                                                   20      1,914
Cash distributions                                           (7)      (506)
                                                        -------  ---------
Balance at November 30, 1995                             $   (5)   $30,673
                                                         ======    =======


                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                             STATEMENTS OF INCOME
            For the three months ended November 30, 1995 and 1994
                                 (Unaudited)
                     (In thousands, except per Unit data)

                                                         1995            1994
                                                         ----            ----

Revenues:
   Interest from mortgage loans                      $   338            $ 353
   Land rent                                              99              134
   Other interest income                                  38               30
                                                   ---------          -------
                                                         475              517

Expenses:
   Management fees                                        51               63
   General and administrative                             85               73
   Amortization of deferred expenses                      25                7
                                                   ---------          -------
                                                         161              143
                                                    --------            -----

Operating income                                         314              374

Income from operations of investment
   properties held for sale, net                         242              180

Gain on sale of land                                   1,378                -
                                                    --------        ---------
Net income                                           $ 1,934            $ 554
                                                     =======            =====

Net income per Limited
  Partnership Unit                                     $2.13            $0.61
                                                       =====            =====

Cash distributions per Limited
  Partnership Unit                                     $0.56            $0.75
                                                       =====            =====



   The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.















                            See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                           STATEMENTS  OF CASH FLOWS
            For the three  months ended  November 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)
                                (In thousands)

                                                            1995        1994
Cash flows from operating activities:
  Net income                                          $     1,934      $  554
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of land                                    (1,378)          -
   Amortization of deferred expenses                           25           7
   Changes in assets and liabilities:
     Interest receivable                                       58           -
     Accounts receivable                                       15         (10)
     Tax and tenant security deposit escrows                    -         (35)
     Other assets                                              10           1
     Accounts payable and accrued expenses                     (6)         35
     Other liabilities                                        (50)          -
                                                    -------------  ----------
        Total adjustments                                  (1,326)         (2)
                                                      -----------   ---------
        Net cash provided by operating activities             608         552
                                                     ------------    --------

Cash flows from investing activities:
      Net proceeds from sale of land                        3,440           -
      Proceeds received from repayment
       of mortgage loan                                     6,188           -
                                                       -----------   --------
        Net cash provided by investing activities           9,628           -
                                                      ------------  ---------

Cash flows from financing activities:
   Distributions to partners                                 (513)       (680)
                                                       ----------     -------

Net increase (decrease) in cash and cash equivalents        9,723        (128)

Cash and cash equivalents, beginning of period              1,851       2,682
                                                        ---------     -------

Cash and cash equivalents, end of period                  $11,574      $2,554
                                                          =======      ======















                            See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                        Notes to Financial Statements
                                 (Unaudited)



1. General

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1995.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Mortgage Loan and Land Investments

   The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at November 30, 1995 and August 31, 1995 (in thousands):

     Property                 Amount of Mortgage Loan         Cost of Land
                             11/30/95       8/31/95      11/30/95      8/31/95

   The Corner at Seven   $         -   (1) $ 6,188    $         -   (1)$2,062
   Corners Shopping Center
   Fairfax County, Virginia

   Willow Creek Apartments     3,055         3,055            345         345
   Wichita, Kansas

   Park South Apartments       4,230         4,230            770         770
                             -------      --------        -------    --------
   Charlotte, North Carolina
                               7,285        13,473          1,115       3,177

   Less:  General loan
          loss reserve          (472)         (472)             -           -
                             -------      --------        -------     -------
                              $6,813       $13,001         $1,115      $3,177
                              ======       =======         ======      ======

(1) See below for discussion of The Corner at Seven Corners mortgage loan repayment and related land sale in the first quarter of fiscal 1996.

   In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The interest rates on the mortgage loans range from 9.0% to 11.25%. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the three months ended November 30, 1995, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $22,000. During the three months ended November 30, 1994, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $32,000 and $17,000, respectively. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

   The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land during 1995. Along with such formal notice, the borrower sent a $50,000 deposit to the Partnership in accordance with the terms of the ground lease. On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction will be distributed to the Limited Partners as part of a special distribution to be paid on January 31, 1996 in the amount of $214 per original $1,000 investment.

3. Investment Properties Held for Sale

   Martin Sunnyvale Research and Development Center

   The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet and is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Since the date of foreclosure, the Partnership has recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at November 30, 1995 and August 31, 1995.

   During fiscal 1994, the Partnership engaged the management and leasing agent to explore the market for potential buyers for the investment property which is 100% leased to three tenants. All of the existing leases are scheduled to expire within the next 2 years. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be severely reduced unless a replacement tenant is secured. Subsequent to the time that the Partnership began to market Martin Sunnyvale for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. Due to this and other recently discovered environmental contamination in the area, there have been several lawsuits filed by California state water agencies against prior occupants of this site and nearby sites. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

   Bell Forge Square Shopping Center

   On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property contains 127,000 rentable square feet and is located in Nashville, Tennessee. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale at the time of the foreclosure. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect a subsequent increase in the estimated fair value of the Bell Forge Square property. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at November 30, 1995 and August 31, 1995.

   Cordova Creek Apartments

   The Partnership foreclosed under the terms of the mortgage loan secured by Cordova Creek Apartments on February 20, 1990, due to non-payment of the required interest payments. As a result of the foreclosure, the Partnership owned the land and improvements and employed a local property management company to manage the day-to-day operations of the 196 - unit apartment complex, which is located in Memphis, Tennessee. An affiliated partnership, PaineWebber Qualified Plan Property Fund Three, LP ("QP3"), originally invested $250,000 for a 3.5% interest in the mortgage loan secured by Cordova Creek and the related ground lease. As a result of the foreclosure, QP3 retained a 3.5% interest in the net cash flow and the eventual sale proceeds related to the operating property. The fair value of the operating property, net of selling expenses, at the date of foreclosure was estimated by management to be approximately equal to the combined cost basis of the land and the original face amount of the mortgage loan, totalling $6,900,500.

   During the quarter ended May 31, 1995, the Partnership sold the Cordova Creek Apartments to an unaffiliated third party for $9,100,000. After payment of required transaction costs and compensation to QP3 for its 3.5% interest, the net proceeds realized by the Partnership from the sale totalled approximately $8.7 million. Closing of this sale occurred on April 12, 1995. A special distribution of $215 per original $1,000 investment, or $9,643,000, was made to Limited Partners on June 15, 1995, which represented approximately $195 from the Cordova Creek net sale proceeds and $20 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

   The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale and Bell Forge investment properties held for sale for the three months ended November 30, 1995 and 1994 and for the Cordova Creek Apartments for the three months ended November 30, 1994 are shown below (in thousands):

                                                        1995            1994
                                                        ----            ----

   Revenues:
     Rental income                                    $  360            $ 666
     Other income                                         58               64
                                                    --------          -------
                                                         418              730
   Expenses:
     Property operating expenses                         127              496
     Property taxes and insurance                         49               47
                                                     -------          -------
                                                         176              543
                                                      ------           ------

   Income from operations, net                         $ 242            $ 187
                                                       =====            =====

   Partnership's share of  combined operations        $  242            $ 180
   QP3's share of Cordova Creek  operations                -                7
                                                  ----------         --------
                                                      $  242            $ 187
                                                      ======            =====

   Property operating expenses for the three months ended November 30, 1994 include capital improvement costs at the Bell Forge Square Shopping Center of approximately $326,000.

4. Related Party Transactions

   The Adviser earned basic management fees of $51,000 and $63,000 for the three-month periods ended November 30, 1995 and 1994, respectively. Accounts payable - affiliates at both November 30, 1995 and August 31, 1995 consists of management fees of $44,000 payable to the Adviser.

   Included in general and administrative expenses for the three months ended November 30, 1995 and 1994 is $43,000 and $50,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended November 30, 1995 is $5,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Contingencies

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

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction will be distributed to the Limited Partners as part of a special distribution to be paid on January 31, 1996 in the amount of $214 per original $1,000 investment. Management believes that the amount paid to the Partnership under the terms of the ground lease reflects the fair value of the property, as supported by the Partnership's most recent independent appraisal.

      As previously reported, the 39,000 square foot Martin Sunnyvale Research and Development Center is 100% occupied by three tenants. However, rental rates continue to be depressed in the Sunnyvale market due to the substantial existing oversupply of R&D space. Future prospects for the high technology industries in Northern California remain uncertain at the present time. Accordingly, there are no assurances that market conditions will be improved at the time of the expirations of the three existing leases, which are scheduled to occur between November 1996 and April 1997. In light of this situation, during fiscal 1994 the Partnership engaged the management and leasing agent to explore the market for potential buyers for this investment property. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be significantly reduced unless a replacement tenant is secured. Subsequent to the time that the Partnership began to market the property for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the potential environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. In addition, management will seek full indemnification from the parties identified as being responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

      At the Partnership's other wholly-owned commercial investment, Bell Forge Square Shopping Center in Nashville, Tennessee, occupancy stood at 97% at November 30, 1995, an increase from 96% at August 31, 1995. This increase in occupancy is a result of a new lease for 1,980 square feet with a financial services firm. Also during the quarter, a 6,000 square foot pet store at Bell Forge Square renewed its lease for an additional five years. Bell Forge Square currently has 3,450 square feet of available space to lease. As discussed in the Annual Report, the Partnership and its leasing agent are negotiating with one of the Center's anchor tenants to expand its store and extend its lease. If completed, such expansion and related tenant relocations could bring the occupancy level at Bell Forge Square up to 100%.

      During the first quarter of fiscal 1995, the Partnership began actively marketing the Cordova Creek Apartments for sale. On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. This sale represented a substantial gain on the Partnership's original investment in Cordova Creek, of $6,900,500, comprised of land purchased for $289,500 and a $6,611,000 mortgage loan secured by the improvements. In addition to the Partnership's initial investment, an affiliated partnership, Paine Webber Qualified Plan Property Fund Three ("QP3") contributed $250,000 or approximately 3.5% of the total net investment, toward the original land and mortgage loan investments in Cordova Creek. After payment of required transaction costs and compensation to QP3 for its 3.5 % interest, the net proceeds realized by the Partnership from the sale totalled approximately $8.7 million. The Partnership made a special distribution of $215 per original $1,000 investment, or $9,643,000, to the Limited Partners on June 15, 1995, which included the Cordova Creek net sale proceeds and an amount of cash reserves which were deemed to be in excess of the Partnership's expected future requirements. As a result of the dispositions of the Cordova Creek and The Corner at Seven Corners investments, cash flow from the Partnership's remaining investments is not expected to be sufficient to support the current quarterly distribution rate of 5.75% per annum on remaining invested capital. As a result, the distribution rate is expected to be reduced to 4.5% per annum effective for the payment to be made on April 15, 1996 for the second quarter of fiscal 1996.

    At November 30, 1995, the Partnership had available cash and cash equivalents of approximately $11,574,000. Such cash balance includes the $9.6 million referred to above which represents the proceeds from the repayment of The Corner at Seven Corners mortgage loan and the sale of the underlying land to be distributed to the Limited Partners during the second quarter. The remaining amount of cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's investment properties acquired through foreclosure proceedings. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended November 30, 1995

      The Partnership reported net income of $1,934,000 for the three months ended November 30, 1995, as compared to net income of $554,000 for the same period in the prior year. The primary reason for the increase in net income is the gain recognized on the sale of The Corner at Seven Corners land of $1,378,000, as discussed further above. In addition, the Partnership's net income increased due to an increase in income from operations of investment properties held for sale of $62,000. This increase is primarily due to significantly higher capital improvement expenditures incurred in the prior year at the Bell Forge Square Shopping Center in connection with the repair and improvement of the property's exterior facade. The gain on the sale of land and increase in income from operations of investment properties held for sale were partially offset by a decrease in operating income of $60,000. The decrease in operating income is primarily due to decreases in interest from mortgage loans and land rent due to The Corner at Seven Corners mortgage loan repayment and related land sale in November 1995, as discussed further above.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in the Partnership's annual report on Form 10-K for the period ended August 31, 1995, in November 1994, a series of purported class actions
(the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The status of such litigation remains unchanged at the present time. Refer to the description of the claims in the fiscal 1995 annual report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

 Items 2 through 5: NONE

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:  NONE

     (b) Reports on Form 8-K:

     A Current Report on Form 8-K was filed during the first quarter to report the prepayment by the borrower of the mortgage loan secured by The Corner at Seven Corners Shopping Center and the purchase of the underlying land for total consideration of $9,628,000 on November 22, 1995.

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




Dated:  January 12, 1996