Form 10-Q
period 1996-02-29
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1996-04-11
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 1996

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

                                 BALANCE SHEETS
                February 29, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    February 29    August 31
Real estate investments:
   Investment properties held for sale                  $11,200     $11,200
   Land                                                   1,115       3,177
   Mortgage loans, net                                    6,813      13,001
                                                     ----------     -------
                                                         19,128      27,378

Cash and cash equivalents                                 1,903       1,851
Interest receivable                                          60         118
Accounts receivable                                           8          23
Deferred expenses, net                                      108         138
Other assets                                                 23          43
                                                    -----------  ----------
                                                        $21,230     $29,551
                                                    ===========  ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $        32  $       44
Accounts payable and accrued expenses                       146         137
Unearned rental income                                       26          26
Tenant security deposits                                     47          47
Other liabilities                                             -          50
Partners' capital                                        20,979      29,247
                                                       --------    --------
                                                        $21,230     $29,551
                                                       ========    ========


             STATEMENTS  OF CHANGES IN PARTNERS'  CAPITAL  (DEFICIT
  For the six months ended February 29, 1996 and February 28, 1995 (Unaudited)
                                 (In thousands)

                                                          General   Limited
                                                          Partners  Partners

Balance at August 31, 1994                                 $(35)   $37,215
Net income                                                   13      1,271
Cash distributions                                          (14)    (1,345)
                                                         ------    -------
Balance at February 28, 1995                               $(36)   $37,141
                                                           ====    =======

Balance at August 31, 1995                                $ (18)   $29,265
Net income                                                   24      2,329
Cash distributions                                          (12)   (10,609)
                                                         ------   --------
Balance at February 29, 1996                             $   (6)   $20,985
                                                         ======    =======


                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
  For the six months ended February 29, 1996 and February 28, 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended       Six Months Ended
                                    February 29/28          February 29/28,
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

Revenues:
   Interest from mortgage loans   $ 179       $ 353       $ 517         $ 706
   Land rent                         45         114         144           249
   Other interest income            118          35         156            65
                                -------     -------    --------       -------
                                    342         502         817         1,020

Expenses:
   Management fees                   37          63          88           126
   General and administrative       159         170         244           244
   Amortization of deferred
      expenses                        5           7          30            14
                                 -------     -------    --------       -------
                                    201         240         362           384
                                 -------     -------    --------       -------

Operating income                    141         262         455           636

Income from operations of investment
   properties held for sale, net    278         468         520           648

Gain on sale of land                  -           -       1,378             -
                                 ------      ------      ------        ------
Net income                        $ 419       $ 730      $2,353        $1,284
                                  =====       =====      ======        ======

Net income per Limited
  Partnership Unit               $ 0.47       $0.81      $ 2.60         $1.42
                                 ======       =====      ======         =====

Cash distributions per Limited
  Partnership Unit               $11.27       $0.75      $11.83         $1.50
                                 ======       =====      ======         =====



   The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.












                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
 For the six months ended February 29, 1996 and February 28,1995(Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996        1995
Cash flows from operating activities:
  Net income                                              $ 2,353     $ 1,284
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of land                                    (1,378)          -
   Amortization of deferred expenses                           30          14
   Changes in assets and liabilities:
     Interest receivable                                       58           -
     Accounts receivable                                       15          (7)
     Tax and tenant security deposit escrows                    -          20
     Other assets                                              20           3
     Accounts payable - affiliates                            (12)          -
     Accounts payable and accrued expenses                      9         (33)
     Other liabilities                                        (50)         50
     Tenant security deposits                                   -          (1)
                                                          -------      ------
        Total adjustments                                  (1,308)         46
                                                          -------      ------
        Net cash provided by operating activities           1,045       1,330
                                                          -------      ------

Cash flows from investing activities:
      Net proceeds from sale of land                        3,440           -
      Proceeds received from repayment of
          mortgage loan                                     6,188           -
                                                          -------      ------
        Net cash provided by investing activities           9,628           -
                                                          -------      ------

Cash flows from financing activities:
   Distributions to partners                              (10,621)     (1,359)
                                                          -------      ------

Net increase (decrease) in cash and cash equivalents           52         (29)

Cash and cash equivalents, beginning of period              1,851       2,682
                                                          -------      ------

Cash and cash equivalents, end of period                 $  1,903     $ 2,653
                                                         ========     =======















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

2. Mortgage Loan and Land Investments

   The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at February 29, 1996 and August 31, 1995 (in thousands):

     Property                 Amount of Mortgage Loan         Cost of Land
                                2/29/96     8/31/95         2/29/96    8/31/95

   The Corner at Seven        $   -   (1)  $ 6,188          $  -  (1)  $2,062
   Corners Shopping Center
   Fairfax County, Virginia

   Willow Creek Apartments     3,055         3,055            345         345
   Wichita, Kansas

   Park South Apartments       4,230         4,230            770         770
                            --------      --------       --------    --------
   Charlotte, North Carolina
                               7,285        13,473          1,115       3,177

   Less:  General loan
     loss reserve              (472)         (472)              -           -
                            --------      --------       --------    --------
                             $ 6,813       $13,001         $1,115      $3,177
                             =======       =======         ======      ======

(1) See below for discussion of The Corner at Seven Corners mortgage loan repayment and related land sale in the first quarter of fiscal 1996.

   In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The interest rates on the mortgage loans range from 9.0% to 11.25%. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the six months ended February 29, 1996, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $40,000. During the six months ended February 28, 1995, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $41,000 and $38,000, respectively. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

   The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land during 1995. On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction were distributed to the Limited Partners as part of a special distribution paid on January 31, 1996 in the amount of $214 per original $1,000 investment.

3. Investment Properties Held for Sale

   Martin Sunnyvale Research and Development Center

   The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet and is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Since the date of foreclosure, the Partnership has recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at February 29, 1996 and August 31, 1995.

   During fiscal 1994, the Partnership engaged the management and leasing agent to explore the market for potential buyers for the investment property which is 100% leased to three tenants. All of the existing leases are scheduled to expire within the next 15 months. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be severely reduced unless a replacement tenant is secured. Subsequent to the time that the Partnership began to market Martin Sunnyvale for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. Due to this and other recently discovered environmental contamination in the area, there have been several lawsuits filed by California state water agencies against prior occupants of this site and nearby sites. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties potentially responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

   Bell Forge Square Shopping Center

   On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property contains 127,000 rentable square feet and is located in Nashville, Tennessee. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale at the time of the foreclosure. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect a subsequent increase in the estimated fair value of the Bell Forge Square property. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at February 29, 1996 and August 31, 1995.

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

   The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale and Bell Forge investment properties held for sale for the three and six months ended February 29, 1996 and February 28, 1995 and for the Cordova Creek Apartments for the three and six months ended February 28, 1995 are shown below (in thousands):

                                    Three Months Ended        Six Months Ended
                                    February 29/28,           February 29/28,
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

   Revenues:
     Rental income                $ 361       $ 660      $  721       $ 1,326
     Other income                    92          91         150           156
                               --------     -------     -------      --------
                                    453         751         871         1,482
   Expenses:
     Property operating expenses     57         133         184           629
     Property taxes and
       insurance                    118         145         167           192
                               --------     -------     -------      --------
                                    175         278         351           821
                               --------     -------     -------      --------

   Income from operations, net   $  278       $ 473       $ 520        $  661
                                 ======       =====       =====        ======

   Partnership's share of
     combined operations        $   278       $ 468      $  520       $   648
   QP3's share of Cordova Creek
     operations                       -           5           -            13
                                -------      ------      ------        ------
                                 $  278       $ 473      $  520        $  661
                                 ======       =====      ======        ======

   Property operating expenses for the six months ended February 28, 1995 include capital improvement costs at the Bell Forge Square Shopping Center of approximately $326,000.

4. Related Party Transactions

   The Adviser earned basic management fees of $88,000 and $126,000 for the six-month periods ended February 29, 1996 and February 28, 1995, respectively. Accounts payable - affiliates at February 29, 1996 and August 31, 1995 consists of management fees of $32,000 and $44,000, respectively, payable to the Adviser.

   Included in general and administrative expenses for the six months ended February 29, 1996 and February 28, 1995 is $91,000 and $104,000,
   respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended February 29, 1996 and February 28, 1995 is $5,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction were distributed to the Limited Partners as part of a special distribution paid on January 31, 1996 in the amount of $214 per original $1,000 investment. Management believes that the amount paid to the Partnership under the terms of the ground lease reflects the fair value of the property, as supported by the Partnership's most recent independent appraisal.

      As previously reported, the 39,000 square foot Martin Sunnyvale Research and Development Center is 100% occupied by three tenants. However, rental rates continue to be depressed in the Sunnyvale market due to the substantial existing oversupply of R&D space, and future prospects for the high technology industries in Northern California remain uncertain at the present time. Accordingly, there are no assurances that market conditions will be improved at the time of the expirations of the three existing leases, which are scheduled to occur between November 1996 and April 1997. In light of this situation, during fiscal 1994 the Partnership engaged the management and leasing agent to explore the market for potential buyers for this investment property. If any of the existing tenants were to vacate, the market value of Martin Sunnyvale, as well as the available property cash flow, could be significantly reduced unless a replacement tenant is secured. Subsequent to the time that the Partnership began to market the property for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the potential environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. In addition, management will seek full indemnification from the parties identified as being responsible. Until such time as either a full indemnification is obtained or the property's environmental risk is eliminated, it is doubtful that a qualified purchaser for the property could be found. Accordingly, the Partnership has suspended its marketing efforts until this matter is resolved.

      At the Partnership's other wholly-owned commercial investment, Bell Forge Square Shopping Center in Nashville, Tennessee, occupancy stood at 96% at February 29, 1996, unchanged from August 31, 1995. Bell Forge Square currently has 3,450 square feet of available space to lease. As discussed in the Annual Report, the Partnership and its leasing agent are negotiating with one of the Center's anchor tenants to expand its store and extend its lease. If completed, such expansion and related tenant relocations could bring the occupancy level at Bell Forge Square up to 100%. Subsequent to the end of the quarter, Discovery Zone, which is one of the major tenants at Bell Forge Square, filed for Chapter 11 bankruptcy protection. Discovery Zone occupies approximately 11,800 square feet, or 9% of the center's net rentable area. Discovery Zone is expected to close certain of its facilities as part of a bankruptcy reorganization plan. It is uncertain at this time, whether the Bell Forge Square location would be affected by any of these store closings. In any event, management believes that the Discovery Zone space could be re-leased quickly at a comparable rental rate in the event that the lease is terminated as part of the bankruptcy proceedings.

      During the first quarter of fiscal 1995, the Partnership began actively marketing the Cordova Creek Apartments for sale. On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. This sale represented a substantial gain on the Partnership's original investment in Cordova Creek, of $6,900,500, comprised of land purchased for $289,500 and a $6,611,000 mortgage loan secured by the improvements. In addition to the Partnership's initial investment, an affiliated partnership, Paine Webber Qualified Plan Property Fund Three, LP ("QP3") contributed $250,000 or approximately 3.5% of the total net investment, toward the original land and mortgage loan investments in Cordova Creek. After payment of required transaction costs and compensation to QP3 for its 3.5 % interest, the net proceeds realized by the Partnership from the sale totalled approximately $8.7 million. The Partnership made a special distribution of $215 per original $1,000 investment, or $9,643,000, to the Limited Partners on June 15, 1995, which included the Cordova Creek net sale proceeds and an amount of cash reserves which were deemed to be in excess of the Partnership's expected future requirements. As a result of the dispositions of the Cordova Creek and The Corner at Seven Corners investments, cash flow from the Partnership's remaining investments would not be sufficient to support the prior distribution rate of 5.75% per annum on remaining invested capital. As a result, the distribution rate has been reduced to 4.5% per annum effective for the payment to be made on April 15, 1996 for the current quarter.

    At February 29, 1996, the Partnership had available cash and cash equivalents of approximately $1,903,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's investment properties acquired through foreclosure proceedings. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations

Three Months ended February 29, 1996

      The Partnership reported net income of $419,000 for the three months ended February 29, 1996, as compared to net income of $730,000 for the same period in the prior year. The primary reason for the decrease in net income is a decrease in interest from mortgage loans of $174,000, a decrease in land rent of $69,000 and a decrease in income from operations of investment properties held for sale of $190,000. Income from mortgage loans and land rent decreased during the current three month period as a result of The Corner at Seven Corners mortgage loan repayment and related land sale in November 1995, as discussed further above. The decrease in income from operations of investment properties held for sale is primarily attributable to the inclusion of the operating results of the Cordova Creek Apartments, which was sold during April 1995, in the prior year's income.

Six Months Ended February 29, 1996

      The Partnership reported net income of $2,353,000 for the six months ended February 29, 1996, as compared to net income of $1,284,000 for the same period in the prior year. The primary reason for the increase in net income is the gain recognized on the sale of The Corner at Seven Corners land of $1,378,000, as discussed further above. This gain is partially offset by a decrease in operating income of $181,000 and a decrease in income from operations of investment properties held for sale of $128,000. The decrease in operating income is mainly due to a decrease in mortgage loan interest and a decrease in land rent as a result of The Corner at Seven Corners mortgage repayment and related land sale in November 1995. The decrease in interest from mortgage loans and land rent was partially offset by an increase in other interest income of $91,000 as a result of interest being earned on the proceeds from The Corner at Seven Corners mortgage repayment and land sale prior to the distribution on January 31, 1996.

    The decrease in income from operations of investment properties held for sale is primarily attributable to the inclusion of the operating results of the Cordova Creek Apartments, which was sold during April 1995, in the prior year's income. This decrease in income was partially offset by a decrease in capital improvement expenditures incurred at the Bell Forge Square Shopping Center in the current six-month period. Such expenses were significantly higher in the prior year due to the repair and improvement of the property's exterior facade.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P., the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in Paine Webber Qualified Plan Property Fund Four, LP Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

Items 2 through 5:    NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:        NONE

(b)  Reports on Form 8-K:   NONE

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




Dated:  April 13, 1996