Form 10-Q
period 1996-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1996-07-11
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____

                    PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 Balance Sheets
                  May 31, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)


                                     Assets
                                                           May 31   August 31
                                                         --------   ---------
Real estate investments:
   Investment properties held for sale, net               $11,200   $11,200
   Land                                                     1,115     3,177
   Mortgage loans, net                                      6,813    13,001
                                                          -------   -------
                                                           19,128    27,378

Cash and cash equivalents                                   2,076     1,851
Interest receivable                                            59       118
Accounts receivable                                            11        23
Deferred expenses, net                                        104       138
Other assets                                                   16        43
                                                          -------   -------
                                                          $21,394   $29,551
                                                          =======   =======

                        Liabilities and Partner's Capital

Accounts payable - affiliates                             $    32   $    44
Accounts payable and accrued expenses                          70       137
Unearned rental income                                         26        26
Tenant security deposits                                       47        47
Other liabilities                                               -        50
Partners' capital                                          21,219    29,247
                                                          -------   -------
                                                          $21,394   $29,551
                                                          =======   =======

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                          General   Limited
                                                          Partners  Partners
                                                          -------   --------

Balance at August 31, 1994                                 $(35)   $37,215
Net income                                                   38      3,800
Cash distributions                                          (21)    (2,018)
                                                           ----    -------
Balance at May 31, 1995                                    $(18)   $38,997
                                                           ====    =======

Balance at August 31, 1995                                 $(18)   $29,265
Net income                                                   29      2,854
Cash distributions                                          (13)   (10,898)
                                                           ----    -------
Balance at May 31, 1996                                    $ (2)   $21,221
                                                           ====    =======


                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
            For the three and nine months ended May 31, 1996 and 1995
                (Unaudited) (In thousands, except per Unit data)

                                   Three Months Ended      Nine Months Ended
                                        May 31,                 May 31,
                                   ------------------      -----------------
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

Revenues:
   Interest from mortgage
      loans                       $ 179      $  353      $  696        $1,060
   Land rent                         31         114         175           363
   Other interest income             26         112         182           177
                                  -----      ------      ------        ------
                                    236         579       1,053         1,600

Expenses:
   Management fees                   35          63         123           189
   General and administrative        44          96         288           341
   Amortization of deferred
     expenses                         4           7          34            21
                                  -----      ------      ------        ------
                                     83         166         445           551
                                  -----      ------      ------        ------

Operating income                    153         413         608         1,049

Income from operations
   of investment
   properties held for
   sale, net                        377         363         897         1,010

Gain on sale of land                  -           -       1,378             -

Gain on sale of investment
 property                             -       1,779           -         1,779
                                  -----      ------      ------        ------
Net income                        $ 530      $2,555      $2,883        $3,838
                                  =====      ======      ======        ======

Net income per Limited
  Partnership Unit                $0.58       $2.82      $ 3.18         $4.24
                                  =====       =====      ======         =====

Cash distributions per Limited
  Partnership Unit                $0.32       $0.75      $12.15         $2.25
                                  =====       =====      ======         =====



   The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.












                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net income                                              $ 2,883     $ 3,838
  Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of land                                    (1,378)          -
   Gain on sale of investment property                          -      (1,779)
   Amortization of deferred expenses                           34          21
   Changes in assets and liabilities:
     Interest receivable                                       59           -
     Accounts receivable                                       12          23
     Tax and tenant security deposit escrows                    -          94
     Other assets                                              27          38
     Accounts payable - affiliates                            (12)          -
     Accounts payable and accrued expenses                    (67)        (90)
     Other liabilities                                        (50)         50
     Tenant security deposits                                   -         (13)
                                                         --------     -------
        Total adjustments                                  (1,375)     (1,656)
                                                         --------     -------
        Net cash provided by operating activities           1,508       2,182
                                                         --------     -------

Cash flows from investing activities:
   Net proceeds from sale of land                           3,440           -
   Proceeds received from repayment of mortgage loan        6,188           -
   Net proceeds from sale of investment property                -       8,680
                                                         --------     -------

        Net cash provided by investing activities           9,628       8,680
                                                         --------     -------

Cash flows from financing activities:
   Distributions to partners                              (10,911)     (2,039)
                                                        ---------   ---------

Net increase in cash and cash equivalents                     225       8,823

Cash and cash equivalents, beginning of period              1,851       2,682
                                                        ---------    --------

Cash and cash equivalents, end of period                $   2,076     $11,505
                                                        =========     =======















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

2. Mortgage Loan and Land Investments

   The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at May 31, 1996 and August 31, 1995 (in thousands):

                              Amount of Mortgage Loan         Cost of Land
                              -----------------------         ------------
      Property                  5/31/96     8/31/95         5/31/96    8/31/95
      --------                  -------     -------         -------    -------

   The Corner at Seven        $    -  (1)   $ 6,188         $   - (1)  $2,062
   Corners Shopping Center
   Fairfax County, Virginia

   Willow Creek Apartments     3,055          3,055            345        345
   Wichita, Kansas

   Park South Apartments       4,230          4,230            770        770
                              ------       --------         ------     ------
   Charlotte, North Carolina
                               7,285         13,473          1,115      3,177

   Less:  General loan
     loss reserve              (472)          (472)              -          -
                             ------        -------          ------     ------

                            $ 6,813        $13,001          $1,115     $3,177
                            =======        =======          ======     ======

(1) See below for discussion of The Corner at Seven Corners mortgage loan repayment and related land sale in the first quarter of fiscal 1996.

   In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The interest rates on the mortgage loans range from 9.0% to 11.25%. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the nine months ended May 31, 1996, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $44,000. During the nine months ended May 31, 1995, the Partnership received additional rent under the terms of The Corner at Seven Corners Shopping Center and Park South Apartments land leases totalling $71,000 and $38,000, respectively. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

   The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land during 1995. On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction were distributed to the Limited Partners as part of a special distribution paid on January 31, 1996 in the amount of approximately $9,598,000, or $214 per original $1,000 investment.

3. Investment Properties Held for Sale

   Martin Sunnyvale Research and Development Center

   The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet and is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Since the date of foreclosure, the Partnership has recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at May 31, 1996 and August 31, 1995.

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

   Bell Forge Square Shopping Center

   On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property contains 127,000 rentable square feet and is located in Nashville, Tennessee. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale at the time of the foreclosure. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect a subsequent increase in the estimated fair value of the Bell Forge Square property. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at May 31, 1996 and August 31, 1995.

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

   During the quarter ended May 31, 1995, the Partnership sold the Cordova Creek Apartments to an unaffiliated third party for $9,100,000. After payment of required transaction costs and compensation to QP3 for its 3.5% interest, the net proceeds realized by the Partnership from the sale totalled approximately $8.7 million. Closing of this sale occurred on April 12, 1995. A special distribution of approximately $9,643,000, or $215 per original $1,000 investment, was made to Limited Partners on June 15, 1995, which represented approximately $195 from the Cordova Creek net sale proceeds and $20 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

   The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale and Bell Forge investment properties held for sale for the three and nine months ended May 31, 1996 and 1995 and for the Cordova Creek Apartments for the three and nine months ended May 31, 1995 are shown below (in thousands):

                                    Three Months Ended      Nine Months Ended
                                          May 31,                May 31,
                                   -----------------       -------------------
                                      1996      1995       1996         1995
                                      ----      ----       ----         ----

   Revenues:
     Rental income                    $ 366     $ 456      $1,087      $ 1,783
     Other income                        63        72         213          227
                                      -----     -----      ------      -------
                                        429       528       1,300        2,010
   Expenses:
     Property operating
        expenses                         47        78         231          707
     Property taxes and
        insurance                         5        87         172          279
                                      -----     -----      ------      -------
                                         52       165         403          986
                                      -----     -----      ------      -------

   Income from operations, net       $  377     $ 363      $  897      $ 1,024
                                     ======     =====      ======      =======

   Partnership's share of
     combined operations             $  377     $ 363      $  897      $ 1,010
   QP3's share of Cordova Creek
     operations                           -         -           -           14
                                     ------     -----      ------      -------

                                     $  377     $ 363      $  897      $ 1,024
                                     ======     =====      ======      =======

   Property operating expenses for the nine months ended May 31, 1995 included capital improvement costs at the Bell Forge Square Shopping Center of approximately $326,000.

4. Related Party Transactions

   The Adviser earned basic management fees of $123,000 and $189,000 for the nine-month periods ended May 31, 1996 and 1995, respectively. Accounts payable - affiliates at May 31, 1996 and August 31, 1995 consist of management fees of $32,000 and $44,000, respectively, payable to the Adviser.

   Included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $139,000 and $156,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $5,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

                    PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      During the first quarter of fiscal 1995, the Partnership began actively marketing the Cordova Creek Apartments for sale. On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. This sale represented a substantial gain on the Partnership's original investment in Cordova Creek, of $6,900,500, comprised of land purchased for $289,500 and a $6,611,000 mortgage loan secured by the improvements. In addition to the Partnership's initial investment, an affiliated partnership, Paine Webber Qualified Plan Property Fund Three, LP ("QP3") contributed $250,000 or approximately 3.5% of the total net investment, toward the original land and mortgage loan investments in Cordova Creek. After payment of required transaction costs and compensation to QP3 for its 3.5 % interest, the net proceeds realized by the Partnership from the sale totalled approximately $8.7 million. The Partnership made a special distribution of approximately $9,643,000, or $215 per original $1,000 investment, to the Limited Partners on June 15, 1995, which included the Cordova Creek net sale proceeds and an amount of cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

      On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction were distributed to the Limited Partners as part of a special distribution paid on January 31, 1996 in the amount of approximately $9,598,000, or $214 per original $1,000 investment. Management believes that the amount paid to the Partnership under the terms of the ground lease reflected the fair value of the property as of the date of the prepayment transaction, as supported by the Partnership's most recent independent appraisal. As a result of the dispositions of the Cordova Creek and The Corner at Seven Corners investments, cash flow from the Partnership's remaining investments would not be sufficient to support the prior distribution rate of 5.75% per annum on remaining invested capital. As a result, the distribution rate was reduced to 4.5% per annum effective for the payment made on April 15, 1996 for the quarter ended February 29, 1996.

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center is 100% occupied by three tenants. During the quarter ended May 31, 1996, one of the three tenants at the property indicated that it will be relocating its operations and will not renew its lease for 12,334 square feet upon its expiration in February 1997. The Partnership's management and leasing teams have already begun working with prospective tenants as part of the efforts to re-lease this space. Annual base rental payments from the tenant which will be vacating the property total $111,000. A second tenant, occupying 9,502 square feet, has exercised its option to extend its lease for two years to April 1999. The third and largest tenant at Martin Sunnyvale remains undecided about its lease for 17,784 square feet which expires in November 1996. As previously reported, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the potential environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. In addition, management will seek full indemnification from the parties identified as being responsible.

      At the Partnership's other wholly-owned commercial investment, Bell Forge Square Shopping Center in Nashville, Tennessee, occupancy stood at 96% at May 31, 1996, unchanged from August 31, 1995. Bell Forge Square currently has 3,450 square feet of available space to lease. As discussed in the Annual Report, the Partnership and its leasing agent are negotiating with one of the Center's anchor tenants to expand its store and extend its lease. If completed, such expansion and related tenant relocations could bring the occupancy level at Bell Forge Square up to 100%. During the current quarter, Discovery Zone, which is one of the major tenants at Bell Forge Square, filed for Chapter 11 bankruptcy protection. Discovery Zone occupies approximately 11,800 square feet, or 9% of the center's net rentable area. Discovery Zone is expected to close certain of its facilities as part of a bankruptcy reorganization plan. It is uncertain at this time, whether the Bell Forge Square location would be affected by any of these store closings. In any event, as a result of the relatively healthy condition in the Nashville market for retail space, management believes that the Discovery Zone space could be re-leased quickly at a comparable rental rate in the event that the lease is terminated as part of the bankruptcy proceedings.

      At May 31, 1996, the Partnership had available cash and cash equivalents of approximately $2,076,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's investment properties acquired through foreclosure proceedings. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations

Three Months ended May 31, 1996

      The Partnership reported net income of $530,000 for the three months ended May 31, 1996, as compared to net income of $2,555,000 for the same period in the prior year. The decrease in net income was primarily attributable to the gain realized from the sale of Cordova Creek Apartments on April 12, 1995 of $1,779,000. In addition, operating income decreased by $260,000. Operating income decreased mainly due to decreases in interest earned on mortgage loans, land rent revenue and other interest income. The decreases in interest earned on mortgage loans of $174,000 and land rent revenue of $83,000 are a result of The Corner at Seven Corners mortgage loan repayment and related land sale in November 1995, as discussed further above. Interest earned on short term investments decreased by $86,000 due to a decrease in the Partnership's average outstanding cash reserve balances as a result of the receipt of the Cordova Creek proceeds in April 1995. The decreases in interest earned on mortgage loans, land rent revenue and other interest income were partially offset by decreases in general and administrative expenses and management fees of $52,000 and $28,000, respectively. General and administrative expenses decreased as a result of a decrease in certain required professional fees. Management fees decreased due to a decrease in adjusted capital contributions, upon which such fees are based, due to the capital distributions which followed the sales of the Cordova Creek Apartments and The Corner at Seven Corners investments. Income from operations of investment properties held for sale increased by $10,000 for the current three-month period primarily due to a decrease in real estate taxes at the Bell Forge Square Shopping Center.

Nine Months ended May 31, 1996

      The Partnership reported net income of $2,883,000 for the nine months ended May 31, 1996, as compared to net income of $3,838,000 for the same period in the prior year. This decrease in net income was attributable to a decrease in the gain realized on sale of investments of $401,000, a decrease in operating income of $441,000 and a decline in income from investment properties held for sale of $113,000. The decrease in the gain realized from the sale of investments is due to the dispositions of the Cordova Creek Apartments on April 12, 1995 and The Corner at Seven Corners land on November 22, 1995. The gain realized from sale of the Cordova Creek Apartments was $1,779,000 as compared to the gain realized from the sale of The Corner at Seven Corners land of $1,378,000. The Partnership's operating income decreased mainly as a result of decreases in interest earned on mortgage loans of $364,000 and land rent revenue of $188,000. Interest earned on mortgage loans and land rent revenue decreased as a result of The Corner at Seven Corners mortgage loan repayment and related land sale. The decrease in operating revenues was partially offset by decreases in management fees of $66,000 and general and administrative expenses of $53,000. Management fees decreased due to a decrease in adjusted capital contributions, upon which such fees are based, as a result of the capital distributions which followed the sales of the Cordova Creek Apartments and The Corner at Seven Corners investments. General and administrative expenses decreased as a result of a decrease in certain required professional fees.

     The decrease in income from operations of investment properties held for sale is primarily attributable to the inclusion of the operating results of the Cordova Creek Apartments, through the date of sale in April 1995, in the prior year's income. This decrease in income was partially offset by a decrease in capital improvement expenditures incurred at the Bell Forge Square Shopping Center in the current nine-month period. Such expenses were significantly higher in the prior year due to the repair and improvement of the property's exterior facade.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Fourth Qualified Properties, Inc. and Properties Associates 1985, L.P., the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in Paine Webber Qualified Plan Property Fund Four, LP.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of these potential indemnification claims on the Partnership's financial statements, taken as a whole.

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




Dated:  July 9, 1996