Form 10-K405
period 1996-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1996-11-29
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: AUGUST 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-15036

                PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
             (Exact name of registrant as specified in its charter)

  Delaware                                                    04-2841746
(State of organization)                                     (I.R.S. Employer
                                                           Identification  No.)

  265 Franklin Street, Boston, Massachusetts                          02110
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:             (617) 439-8118
                                                                --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
Prospectus of registrant dated                                 Part IV
December 14, 1984, as supplemented

              PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                                  Page

Item  1       Business                                                    I-1

Item  2       Properties                                                  I-3

Item  3       Legal Proceedings                                           I-4

Item  4       Submission of Matters to a Vote of Security Holders         I-5


Part  II

Item  5       Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters           II-1

Item  6       Selected Financial Data                                    II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                               II-2

Item  8       Financial Statements and Supplementary Data                II-5

Item  9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                II-5


Part III

Item 10       Directors and Executive Officers of the Partnership       III-1

Item 11       Executive Compensation                                    III-3

Item 12       Security Ownership of Certain Beneficial Owners and
                 Management                                             III-3

Item 13       Certain Relationships and Related Transactions            III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                             IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                       F-1 to F-19

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating properties. As of August 31, 1996, the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding and the Partnership owned two operating properties directly as the result of foreclosures resulting from defaults on the Partnership's mortgage loans. The Partnership's investment properties and security for its mortgage loan investments are described below.

Property name           Type of Property and                  Type of
and Location            Date of Investment   Size             Ownership (1)
--------------          ------------------   ----             -------------

Willow Creek Apartments Apartments           138 Units;       Fee ownership
Wichita, KS             10/31/85             7.05 acres       of land and
                                             of land          first mortgage
                                                              lien   on
                                                              improvements



Martin Sunnyvale        Research and         39,286 net       Fee ownership
Research and            Development Center   leasable         of land and
Development Center (2)  12/20/85             sq. ft.;         improvements
Sunnyvale, CA                                2.5 acres
                                             of land



Bell Forge Square       Shopping Center      126,890 net      Fee ownership
Shopping Center (3)     4/29/86              leasable         of land and
Nashville, TN                                sq. ft.;         improvements
                                             11 acres
                                             of land


Park South              Apartments           240 Units;       Fee ownership
Apartments (4)          12/29/88             19 acres         of land and
Charlotte, NC                                of land          first mortgage
                                                              lien on
                                                              improvements

(1)See Notes to the Financial Statements filed with this Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2)On July 12, 1991, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center for non-payment of the required monthly payments of interest. The Partnership has been operating the property utilizing the services of a local management company since the date of foreclosure. See Note 5 to the Financial Statements accompanying this Annual Report for a further discussion of this investment.

(3)On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center due to non-payment of the required monthly payments of interest in accordance with the terms of the loan. The Partnership has been operating the property utilizing the services of a local management company since the date of foreclosure. See Note 5 to the Financial Statements accompanying this Annual Report for a further discussion of this investment.

(4)The Partnership owns a 77% interest in the land underlying the Park South Apartments and has an equivalent interest in the related secured mortgage loan. The remaining 23% interest in the land and mortgage loan receivable is owned by an affiliated partnership, PaineWebber Mortgage Partners Five, L.P.

      In addition to the above properties, the Partnership previously had investment interests in the Cordova Creek Apartments, a 196-unit, garden-style apartment complex in Memphis, Tennessee and The Corner at Seven Corners Shopping Center, a 70,890 leasable square foot shopping center located in Fairfax, Virginia. On February 20, 1990, the Partnership foreclosed under the terms of the mortgage loan secured by the Cordova Creek Apartments for non-payment of the required monthly payments of interest in accordance with the terms of the loan. The Partnership operated the property, utilizing the services of a local management company, for more than five years during which time the Partnership received the majority of the net cash flow generated from property operations after capital improvements. The Partnership owned a 96.5% interest in the Cordova Creek operating property. The remaining 3.5% interest in the property was owned by an affiliated partnership, PaineWebber Qualified Plan Property Fund Three, LP ("QP3"). On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. After payment of required transaction costs, including payment to QP3 for its 3.5% equity interest, the net proceeds realized by the Partnership from the sale transaction totalled approximately $8.7 million. The Partnership realized a gain of approximately $1.8 million on the sale of Cordova Creek.

      The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land during 1995. On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000, and the Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received approximately $1.4 million in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount.

      The Partnership's investment objectives are to:

(1) preserve and protect Limited Partners' capital and related buying power;
(2) provide the Limited Partners with cash distributions from investment income; and
(3) achieve long-term capital appreciation in the value of the Partnership's investments.

      Through August 31, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $49,856,000, or $1,141 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $215 per original $1,000 investment following the sale of the Cordova Creek Apartments in June 1995 ($195 from the sale of Cordova Creek and $20 of excess Partnership reserves) and a distribution of $214 per original $1,000 investment following the mortgage prepayment and related land sale of The Corner at Seven Corners Shopping Center. At August 31, 1996, the Partnership retains an interest in four of the six properties underlying its original mortgage loan and land investments.

      As noted above, to date the Partnership has made distributions of capital proceeds to the Limited Partners totalling $429 per original $1,000 investment. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. The Partnership expects to finance or sell its investments and have its mortgage loans repaid from time to time. It is expected that most sales and repayments will be made after a period of between seven and fifteen years after the conclusion of the offering period, although sales and repayments may occur at earlier or later dates. Due to the combination of relatively low mortgage interest rates and increased availability of funds for sales and mortgage refinancings which has existed over the past three years, the likelihood of the Partnership's loans being prepaid has increased. As discussed further above and in Item 7, the borrower on the loan secured by The Corners at Seven Corners Shopping Center approached the Partnership regarding a potential prepayment transaction during fiscal 1995 and completed such a transaction during fiscal 1996. In determining the appropriate timing for the sale of any of the Partnership's wholly-owned investment properties, the Managing General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment. The proceeds from such sales, financings or refinancings of the investments will not be reinvested but will be distributed to the Partners, so that the Partnership will in effect be self-liquidating.

      The Partnership's operating properties and the properties securing its mortgage loan investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country. The shopping center and the research and development center compete for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location and tenant improvement allowances. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As discussed further in Item 7, during fiscal 1996 real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries.

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

Item 2.  Properties

      As of August 31, 1996, the Partnership owned, and had leased back to the sellers, the land related to the two investments referred to under Item 1 above to which reference is made for the description, name and location of each investment. Additionally, as of August 31, 1996 the Partnership owned two properties directly as a result of foreclosures resulting from defaults on the Partnership's mortgage loans receivable as noted in Item 1.

      Occupancy figures for each fiscal quarter during 1996 along with an average for the year, are presented below for each property:

                                              Percent Occupied At
                              -----------------------------------------------
                                                                       Fiscal
                                                                       1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------

Willow Creek Apartments        88%        90%       93%       95%      92%

Martin Sunnyvale Research
  and Development Center      100%       100%      100%      100%     100%

Bell Forge Square Shopping
  Center                       97%        97%       96%      100%      98%

Park South Apartments          94%        90%       92%       94%      93%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Four, LP, PaineWebber, Fourth Qualified Properties, Inc. and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Four, LP, also alleged that following the sale of the partnership interests, PaineWebber, Fourth Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fourth Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1996, there were 7,571 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                PaineWebber Qualified Plan Property Fund Four, LP
         For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                      (In thousands, except per Unit data)

                                1996      1995        1994     1993      1992
                                ----      ----        ----     ----      ----

Revenues                       $1,287  $  2,150     $  1,963   $  2,005  $ 1,852

Operating income               $1,140  $  1,375     $  1,250   $  1,297  $ 1,140

Recovery of (provision for)
possible investment loss      $   900         -     $   (150)  $   (250) $ (800)

Gain on sale of land          $ 1,378         -            -          -       -

Gain on sale of
investment property
held for sale                      -   $  1,779            -          -       -

Income from
investment properties
held for sale                 $ 1,034  $  1,274     $  1,703   $  1,494  $ 1,437

Net income                    $ 4,452  $  4,428     $  2,803   $  2,541  $ 1,777

Per Limited Partnership Unit:
  Net income                  $  4.91  $  4.89      $   3.09    $  2.80  $  1.96

  Cash distributions from
    operations                $ 1.77   $  3.00      $   3.00    $  3.00  $  3.24

  Cash distributions from
    sale, refinancing and
    other disposition
    transactions             $  10.70  $ 10.75            -           -       -

Total assets                 $ 22,801  $29,551     $ 37,461     $37,429  $37,586

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered Limited Partnership Interests to the public from December 14, 1984 to December 13, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $44,849,650 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $37,650,500 was originally invested in six operating property investments in the form of first mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has assumed direct ownership of the Cordova Creek, Martin Sunnyvale and Bell Forge Square properties as a result of foreclosure proceedings resulting from uncured monetary defaults on the Partnership's first mortgage loans. During fiscal 1995, the Partnership sold the Cordova Creek Apartments, and as discussed further below, in fiscal 1996 the borrower of the mortgage loan secured by The Corner at Seven Corners Shopping Center prepaid the loan and purchased the Partnership's interest in the underlying land. The net proceeds of both transactions were distributed to the Limited Partners.

      On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. Such consideration included repayment of the principal balance of the mortgage loan, of $6,188,000, plus interest accrued through November 22, 1995, of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this prepayment transaction were distributed to the Limited Partners as part of a special distribution paid on January 31, 1996 in the amount of approximately $9,598,000, or $214 per original $1,000 investment. Management believes that the amount paid to the Partnership under the terms of the ground lease reflected the fair value of the property as of the date of the prepayment transaction, as supported by the Partnership's most recent independent appraisal. As a result of the dispositions of the Cordova Creek and The Corner at Seven Corners investments, cash flow from the Partnership's remaining investments was not sufficient to support the prior distribution rate of 5.75% per annum on remaining invested capital. As a result, the distribution rate was reduced to 4.5% per annum effective for the payment made on April 15, 1996 for the quarter ended February 29, 1996.

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center was 100% occupied by three tenants as of August 31, 1996. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat, after several years of depressed conditions, as a result of the resurgence in the growth of the high technology industries. Such recovery was evident in the leasing activity at the Martin Sunnyvale property during fiscal 1996. During the fourth quarter, a tenant occupying 9,502 square feet exercised its option to extend its lease for an additional two years. The lease renewal was negotiated at a rental rate 40% higher than the previous rental rate. A second tenant occupying 12,334 square feet opted not to renew its lease, which had an expiration date of February 28, 1997. The lease was terminated effective August 27, 1996 when a new tenant, a bio-technology firm, signed a five-year lease at a rental rate 60% higher than the rate paid by the prior tenant. The third tenant, which occupies 17,784 square feet, plans to vacate at the end of its lease term in November 1996. The property manager and leasing agent are working closely with prospective tenants to re-lease this space at a higher rental rate. Declining market vacancy levels and increasing rental rates, together with the favorable terms achieved on the two leases described above, contributed to a significant increase in the estimated fair value of the Martin Sunnyvale property as of August 31, 1996. The current estimated fair value is slightly higher than the estimated value as of the fiscal 1991 date of the Partnership's foreclosure acquisition, of $3,400,000, but remains substantially below the Partnership's original cost basis in the Martin Sunnyvale land and loan investments, of $5,100,000. As previously reported, during fiscal 1994 the Partnership engaged the management and leasing agent to explore the market for potential buyers for the Martin Sunnyvale property. Subsequent to the time that the Partnership began to market the property for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the potential environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. In addition, management will seek full indemnification from the parties identified as being responsible. The Partnership had suspended its marketing efforts during fiscal 1995 and 1996 as a result of this environmental matter. Subsequent to August 31, 1996, management began to analyze whether sufficient progress has been made in the remediation process to allow for the continuation of the marketing efforts. Management does not believe that this situation will have any long-term impact on the market value of the Martin Sunnyvale property.

      At the Partnership's other wholly-owned commercial investment property, the Bell Forge Square Shopping Center in Nashville, Tennessee, the occupancy level at August 31, 1996 was 100%. Although Discovery Zone, which occupies 9% of the center's net rentable area, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, it continues to pay its post-petition rent and operate its store at Bell Forge Square. While there are likely to be some store closings as part of the company's bankruptcy reorganization plan, it is uncertain at this time whether the Bell Forge Square location would be affected by such actions. Subsequent to August 31, 1996, a 6,402 square foot furniture store, occupying 5% of the center's rentable area, closed its operations after generating poor sales despite strong marketing efforts. This tenant remains current on its rental obligations to date although it seeks to terminate its lease as soon as a new tenant can be found. The property's leasing team has begun marketing this vacant space to prospective tenants. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Current market conditions in the Nashville, Tennessee submarket in which Bell Forge Square is located remain strong. It remains to be seen whether the Bell Forge Square property will eventually be affected by this general trend.

     The mortgage loan secured by the Willow Creek Apartments bears interest at a rate of 11.00% per annum. As previously reported, since current market interest rates for first mortgage loans are considerably lower than this rate, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investment being prepaid has been high since the time that the terms of such mortgage loan allowed for prepayment. The Willow Creek loan became prepayable in November 1995. However, the Willow Creek loan includes a prepayment premium for any prepayment between November 1995 and October 2000 at rates between 5% and 1% of the mortgage loan balance. The average occupancy level at Willow Creek for the quarter ended August 31, 1996 was 95%, up from 93% for the previous quarter and 86% for the same period a year ago. This was the fifth straight quarterly increase in average occupancy at Willow Creek. These improvements in occupancy are the result of an aggressive marketing program that has included the use of lower rental rates, concessions and shorter than one-year lease terms. The owner's property management team expects to implement rental rate increases in the second quarter of fiscal 1997.

     The average occupancy level at Park South Apartments in Charlotte, North Carolina, was 94% for the quarter ended August 31, 1996. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership in addition to providing a small amount of supplemental rent under the terms of the ground lease. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in Southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, a new rental community is under construction within one mile of Park South which will include 400 rental units, a retail center and a movie theater. This property's pre-leasing program began in late August. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal rental rate increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue during fiscal 1997. Park South's capital improvement program continues to progress in line with the owner's budget. In addition to replacing carpeting, vinyl flooring, appliances and heating and air conditioning units on an as-needed basis, renovations to the clubhouse, including the addition of a fitness room and business center, are underway and were 60% completed as of August 31, 1996.

    At August 31, 1996, the Partnership had available cash and cash equivalents of $2,060,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1996 Compared to 1995

     The Partnership's net income increased by $24,000 for the year ended August 31, 1996, when compared to the prior year, despite a decrease in the Partnership's operating income of $707,000. This decrease in operating income, together with a gain of $1,779,000 recognized in fiscal 1995 from the sale of the Cordova Creek Apartments and a decrease in income from investment properties held for sale of $240,000, were offset by a recovery of $900,000 from prior provisions for possible investment loss with respect to the Martin Sunnyvale property, a $472,000 recovery of an allowance for uncollectible amounts related to the Partnership's mortgage loans receivable and a gain of $1,378,000 recognized in fiscal 1996 in connection with the sale of the land underlying The Corner at Seven Corners Shopping Center. Operating income decreased primarily as a result of a decrease in revenues of $863,000. Revenues decreased mainly due to reductions in interest earned on mortgage loans of $538,000 and land rent revenue of $310,000. Interest earned on mortgage loans and land rent revenue decreased as a result of The Corner at Seven Corners mortgage repayment and related land sale which occurred in November 1995. The decline in revenues was partially offset by a decrease of $84,000 in both management fees and general and administrative expenses. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distributions which followed the sales of the Cordova Creek Apartments and The Corner at Seven Corners investments. General and administrative expenses declined as a result of a decrease in certain required professional services in the current year.

      The decrease in income from operations of investment properties held for sale is primarily attributable to the inclusion of the operating results of the Cordova Creek Apartments, through the date of sale in April 1995, in the prior year's income. The decrease in income from Cordova Creek was partially offset by an increase in income at the Bell Forge Square Shopping Center. Net income increased at Bell Forge Square primarily due to an increase in rental income of $83,000 and a decrease in capital improvement expenditures of $88,000. Rental income increased due to an increase in occupancy from an average of 94% in fiscal 1995 to an average of 98% for the current fiscal year. Capital improvement expenditures were significantly higher in the prior year due to the repair and improvement of the property's exterior facade. In accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred.

      The $900,000 recovery of possible investment loss in fiscal 1996 resulted from the significant increase in the estimated fair value of the Martin Sunnyvale property due to the leasing activity and improving market conditions discussed further above. In accordance with the Partnership's policy of accounting for foreclosed assets, increases in the estimated fair value of such assets result in reductions of the related valuation allowance, but not below zero. The $472,000 balance of a general loan loss reserve was reversed during fiscal 1996 as well. Subsequent to the repayment in full of the mortgage loan secured by The Corner at Seven Corners Shopping Center in fiscal 1996, the Partnership's two remaining mortgage loans are secured by residential apartment properties. As a result of the continued improvement in the operating performance of these two properties and in the market for residential apartment properties in general, management determined that this reserve account was no longer required.

1995 Compared to 1994

      The Partnership's net income increased by $1,625,000 for the year ended August 31, 1995, when compared to the prior year. The primary reason for the increase in net income was the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995 of $1,779,000. In addition, operating income increased by $125,000 primarily as a result of an increase in interest income on cash equivalents of $141,000. Interest income increased due to higher interest rates earned on invested cash reserves in fiscal 1995 when compared to the prior year and a significant increase in average cash balances as a result of the receipt and temporary investment of the Cordova Creek sale proceeds. As discussed further above, the net proceeds of $8.7 million were received in April 1995 and were invested pending the distribution to the Limited Partners which occurred in June 1995. In addition, land rent revenue increased by $46,000 due to an increase in additional rent received under the terms of The Corner at Seven Corners and Park South ground leases. The increases in interest income earned on short-term investments and land rent revenue were partially offset by an increase in general and administrative expenses of $74,000. General and administrative expenses increased mainly due to an increase in legal and other professional fees as a result of the potential environmental problem referred to above at the wholly-owned Martin Sunnyvale property.

      The gain realized from the sale of the Cordova Creek Apartments and the increase in the Partnership's operating income were partially offset by a decrease in income from operations of investment properties held for sale of $429,000 in fiscal 1995. This decrease was partly a result of the sale of the Cordova Creek Apartments on April 12, 1995, as less than eight months of Cordova Creek's operations were included in the fiscal 1995's results. In addition, significant capital improvement expenses were incurred at the Bell Forge Square Shopping Center during fiscal 1995 in connection with the repair and improvement of the property's exterior facade. As noted above, in accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred.

1994 Compared to 1993

      Net income was comprised of operating income and income from operations of the investment properties held for sale. The Partnership's net income increased by $262,000 for the year ended August 31, 1994 when compared to the prior year. Net income increased primarily as a result of an increase in income from investment properties held for sale. This increase in the combined net operating results of the Cordova Creek, Bell Forge Square and Martin Sunnyvale properties, of $209,000, was primarily due to increases in rental income at Cordova Creek and Bell Forge Square. Rental income at Cordova Creek increased due to an increase in rental rates and a slight increase in occupancy. Rental income increased at Bell Forge Square as a result of a significant increase in occupancy from 85% at August 31, 1993 to 95% at August 31, 1994. In addition, property operating expenses decreased at both of these properties. The increases in rental income and decreases in property operating expenses at Cordova Creek and Bell Forge Square were partially offset by increases in real estate taxes at both properties, which resulted from the receipt of tax refunds in the prior year. Net operating income at Martin Sunnyvale remained relatively unchanged in fiscal 1994 when compared to fiscal 1993 as a small increase in rental income was offset by an increase in property operating expenses. Net income also increased as a result of a decrease of $100,000 in the provision for possible investment loss. The provision represents the net adjustments to the carrying values of the Partnership's investment properties held for sale to reflect changes in management's estimate of the fair values of such properties. In fiscal 1993, the Partnership recognized a net provision of $250,000 comprised of a write down of the Sunnyvale property in the amount of $550,000, offset by an adjustment to reduce the Bell Forge valuation account by $300,000 to reflect an increase in its estimated fair value over the prior year. In fiscal 1994, the Partnership recognized a provision of $150,000 to reflect a further decline in the estimated fair value of the Sunnyvale property. The increase in the income from investment properties held for sale and the decrease in the provision for possible investment loss were partially offset by a small decrease in the Partnership's operating loss of $47,000 mainly due to a decrease in land rent revenue of $50,000. This decrease in land rent revenue was the result of a decline in the additional rents received from The Corner at Seven Corners land lease.

Inflation

      The Partnership completed its eleventh full year of operations in 1996 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   Elected
  Name                     Office                           Age    to Office
  ----                     ------                           ---    ---------

Bruce J. Rubin       President and Director                 37      8/22/96
Terrence E. Fancher  Director                               43     10/10/96
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    49     10/29/85
James A. Snyder      Senior Vice President                  51       7/6/92
David F. Brooks      First Vice President and Assistant
                        Treasurer                           54      9/19/84*
Timothy J. Medlock   Vice President and Treasurer           35       8/4/89
Thomas W. Boland     Vice President                         34      12/1/91
Dorothy F. Haughey   Secretary                              70      9/19/84*

*  The date of incorporation of the Managing General Partner

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

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

      Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 4.5% to 7% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and  Related Transactions

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

      The Adviser has been contracted to perform specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. Basic and asset management fees totalling $156,000 were earned for the year ended August 31, 1996.

      The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1996 is $169,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $15,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fee charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

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

         (3) Exhibits:

             The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

     (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.


     (c) Exhibits

             See (a)(3) above.

     (d) Financial Statement Schedules

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

                              PAINE WEBBER QUALIFIED PLAN
                              PROPERTY FUND FOUR, LP


                              By:  Fourth Qualified Properties, Inc.
                                   Managing General Partner



                              By:  /s/ Bruce J. Rubin
                                   Bruce J. Rubin
                                   President and Chief Executive Officer




                              By:  /s/ Walter V. Arnold
                                   Walter V. Arnold
                                   Senior Vice President and
                                   Chief Financial Officer



                              By:  /s/ Thomas W. Boland
                                   Thomas W. Boland
                                   Vice President



Dated:  November 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:/s/ Bruce J. Rubin                           Date:  November 22, 1996
   ----------------------                              -----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date   November 22, 1996
   -----------------------                             -----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP


                              INDEX TO EXHIBITS






                                                     Page Number in the Report
Exhibit No.    Description of Document               or Other Reference
-----------    -----------------------               --------------------------

(3) and (4) Prospectus of the Registrant             Filed with the Commission
            dated December 3, 1985, supplemented,    pursuant to Rule 424(c)
            with particular reference to the         and incorporated herein by
            Restated Certificate and Agreement       reference.
            Limited Partnership.


(10)        Material contracts previously filed as   Filed with the Commission
            exhibits to registration statements and  pursuant to Section 13 or
            amendments thereto of the registrant     15(d) of the Securities
            together with all such contracts filed   Exchange Act of 1934 and
            as exhibits of previously filed Forms    incorporated herein by
            8-K and Forms 10-K are hereby            reference.
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners       No Annual Report for the
                                                     year ended August 31, 1996
                                                     has been sent   to  the
                                                     Limited Partners. Annual
                                                     Report will be sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(27)        Financial Data Schedule                  Filed  as  last  page of
                                                     EDGAR submission following
                                                     the Financial Statements
                                                     and Financial Statement
                                                     Schedule required by
                                                     Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference

Paine Webber Qualified Plan Property Fund Four, LP:

      Report of independent auditors                                     F-2

      Balance sheets as of August 31, 1996 and 1995                      F-3

      Statements of income for the years ended August 31, 1996, 1995
         and 1994                                                        F-4

      Statements of changes in partners' capital (deficit) for the years
         ended  August 31, 1996, 1995 and 1994                           F-5

      Statements of cash flows for the years ended August 31, 1996,
         1995 and 1994                                                   F-6

      Notes to financial statements                                      F-7

      Financial Statement Schedules:

          Schedule III - Real Estate Owned                              F-17
          Schedule IV - Investments in Mortgage Loans on Real Estate    F-19


      Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Partners of
Paine Webber Qualified Plan Property Fund Four, LP:


      We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Four, LP as of August 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Four, LP at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                       /S/ ERNST & YOUNG LLP
                                                       ---------------------
                                                       ERNST & YOUNG LLP




Boston, Massachusetts
November 15, 1996

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                     (In thousands, except per Unit data)

                                    ASSETS

                                                        1996            1995
                                                        ----            ----
Real estate investments:
   Investment properties held for sale, net
     of allowance for possible investment
     loss of $300 ($1,200 in 1995)                    $12,100        $11,200
   Land                                                 1,115          3,177
   Mortgage loans, net of allowance for possible
     uncollectible amounts of $472 in 1995              7,285         13,001
                                                      -------        -------
                                                       20,500         27,378

Cash and cash equivalents                               2,060          1,851
Interest receivable                                        60            118
Accounts receivable                                        14             23
Deferred expenses, net of accumulated
  amortization of $266 ($227 in 1995)                      99            138
Other assets                                               68             43
                                                      -------        -------
                                                      $22,801        $29,551
                                                      =======        =======

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $    32        $    44
Accounts payable and accrued expenses                     201            137
Unearned rental income                                     26             26
Tenant security deposits                                   45             47
Other liabilities                                           -             50
                                                      -------        --------
      Total liabilities                                   304            304

Partners' capital:
  General Partners:
   Capital contributions                                    1              1
   Cumulative net income                                  404            359
   Cumulative cash distributions                         (394)          (378)

  Limited Partners ($50 per Unit,
     896,993 Units issued):
   Capital contributions, net of  offering costs       40,309         40,309
   Cumulative net income                               32,033         27,626
   Cumulative cash distributions                      (49,856)       (38,670)
                                                      -------        -------
       Total partners' capital                         22,497         29,247
                                                      -------        -------
                                                      $22,801        $29,551
                                                      =======        =======








                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                             STATEMENTS OF INCOME
              For the years ended August 31, 1996, 1995 and 1994
                     (In thousands, except per Unit data)

                                               1996       1995          1994
                                               ----       ----          ----
Revenues:
   Interest from mortgage loans             $     875     $ 1,413     $ 1,413
   Land rent                                      202         512         466
   Interest earned on cash equivalents
     and other income                             210         225          84
                                            ---------     -------     -------
                                                1,287       2,150       1,963
Expenses:
   Management fees                                156         240         252
   General and administrative                     424         508         434
   Amortization of deferred expenses               39          27          27
   Recovery of allowance for
     uncollectible amounts                       (472)          -           -
                                            ---------     -------     -------
                                                  147         775         713
                                            ---------     -------     -------
Operating income                                1,140       1,375       1,250

Investment properties held for sale:
   Recovery of (provision for)
     possible investment loss                     900           -        (150)
   Gain on sale of land                         1,378           -           -
   Gain on sale of investment property
     held for sale                                  -       1,779           -
   Income from investment properties
     held for sale, net                         1,034       1,274       1,703
                                            ---------    --------     -------
                                                3,312       3,053       1,553
                                            ---------    --------     -------
Net income                                  $   4,452    $  4,428     $ 2,803
                                            =========    ========     =======

Net income per Limited Partnership Unit        $ 4.91     $  4.89       $3.09
                                               ======     =======       =====

Cash distributions per Limited
 Partnership Unit                              $12.47      $13.75       $3.00
                                               ======      ======       =====



The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each year.












                           See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1996, 1995 and 1994
                                 (In thousands)


                                         General     Limited
                                         Partners    Partners     Total
                                         --------    --------     -----

Balance at August 31, 1993                 $ (36)  $  37,131   $  37,095

Net income                                    28       2,775       2,803

Cash distributions                           (27)     (2,691)     (2,718)
                                          ------  ----------  ----------

Balance at August 31, 1994                   (35)     37,215      37,180

Net income                                    45       4,383       4,428

Cash distributions                           (28)    (12,333)    (12,361)
                                          ------    --------   ---------

Balance at August 31, 1995                   (18)     29,265      29,247

Net income                                    45       4,407       4,452

Cash distributions                           (16)    (11,186)    (11,202)
                                          ------    --------   ---------

Balance at August 31, 1996                $   11    $ 22,486    $ 22,497
                                          ======    ========    ========























                           See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                               1996      1995          1994
                                               ----      ----          ----

Cash flows from operating activities:
   Net income                              $  4,452      $ 4,428      $ 2,803
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Recovery of allowance for
       uncollectible amounts                  (472)            -            -
     Recovery of (provision for) possible
      investment loss                         (900)            -          150
     Gain on sale of land                   (1,378)            -            -
     Gain on sale of investment property
       held for sale                              -       (1,779)           -
     Amortization of deferred expenses           39           27           27
     Changes in assets and liabilities:
       Interest receivable                       58            -            -
       Accounts receivable                        9           14           15
       Tax and tenant security deposits
         escrows                                  -           94           (9)
       Other assets                             (25)          43          (43)
       Accounts payable - affiliates            (12)         (12)         (34)
       Accounts payable and accrued expenses     64            7          (44)
       Tenant security deposits                  (2)         (22)           6
       Unearned rental income                     -            -           18
       Other liabilities                        (50)          50            -
                                           --------      -------        -----
         Total adjustments                   (2,669)      (1,578)          86
                                           --------      -------        -----
         Net cash provided by
          operating activities                1,783        2,850        2,889
                                           --------      -------        -----


Cash flows from investing activities:
   Net proceeds from sale of land             3,440            -            -
   Repayment of mortgage loan receivable      6,188            -            -
   Net proceeds from sale of
     investment property  held for sale           -        8,680            -
                                           --------     --------       ------
         Net cash provided by
           investing activities               9,628        8,680            -
                                           --------     --------       ------

Cash flows from financing activities:
   Distributions to partners                (11,202)     (12,361)       (2,718)
                                          ---------     --------      --------

Net increase (decrease) in cash and
  cash equivalents                              209         (831)         171

Cash and cash equivalents,
  beginning of year                           1,851        2,682        2,511
                                          ---------     --------     --------

Cash and cash equivalents,
  end of year                             $   2,060      $ 1,851      $ 2,682
                                          =========      =======      =======




                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                        NOTES TO FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

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

    The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating investment properties. To date, the Partnership has sold or been prepaid on its investments with respect to two of the original operating properties. As of August 31, 1996, the Partnership's mortgage loans and land lease investments on two of the original properties were still outstanding, and the Partnership owned two operating properties directly as a result of foreclosing under the terms of its mortgage loans receivable. See Notes 4 and 5 for a further discussion of the Partnership's outstanding real estate investments.

2. Use of Estimates and Summary of Significant Accounting Policies

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

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

    The Partnership's investments in land subject to ground leases are carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. None of the Partnership's land investments were held for sale as of August 31, 1996 or 1995. The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

    Mortgage loans receivable are carried at the lower of cost or fair value. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent. In addition, a general loan loss reserve of $860,000 was recorded in fiscal 1990 reflecting management's assessment of the general credit risk applicable to the Partnership's portfolio of mortgage loan investments taken as a whole. During fiscal 1991, $388,000 of this loan loss reserve was reversed due to the acquisition of certain properties through foreclosure on the outstanding mortgage loans receivable. In fiscal 1996, the remainder of this loan loss reserve, of $472,000, was reversed as a result of continued improvements in the operating performances of the underlying collateral properties and in real estate market conditions in general (see Note 4).

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

    The mortgage loans receivable, cash and cash equivalents, interest receivable, accounts receivable, accounts payable - affiliates and accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of mortgage loans receivable, the carrying amount of these assets and liabilities approximates their fair value as of August 31, 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's mortgage loans receivable is provided in Note 4. The fair value of mortgage loans receivable is estimated using discounted cash flow analysis and further considers independent appraisals of the underlying collateral properties. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis (see Note 4 for a further discussion).

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

    The Adviser has been contracted to perform specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. Basic and asset management fees totalling $156,000, $240,000 and $252,000 were earned for the years ended August 31, 1996, 1995 and 1994, respectively. Accounts payable - affiliates at August 31, 1996 and 1995 consists of management fees of $32,000 and $44,000, respectively, payable to the Adviser.

    The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

    Included in general and administrative expenses for the years ended August 31, 1996, 1995 and 1994 is $169,000, $207,000 and $186,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $15,000, $5,000 and $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4. Real Estate Investments

      The following first mortgage loans were outstanding at August 31, 1996 and 1995 (in thousands):

                                                                     Date of
                            Amount of Loan                           Loan and
         Property          1996      1995     Interest Rate          Maturity
         --------          ----      ----     -------------          --------

      The Corner at      $   -    $ 6,188     11.25%                   1/9/85
      Seven Corners                                                    2/1/98
      Shopping Center
      Fairfax, VA (1)

      Willow Creek       3,055      3,055     Years 1 to 5 - 10.50%    10/31/85
      Apartments                              Thereafter 11%           10/31/00
      Wichita, KS

      Park South         4,230      4,230     9%                       12/29/88
      Apartments                                                       12/28/01
      Charlotte, NC
                         7,285     13,473
      Less: Allowance
            for
            possible
            uncollectible
            amounts (2)     -       (472)
                       ------    -------
                      $ 7,285    $13,001
                      =======    =======

(1) As discussed further below, the mortgage loan secured by The Corner at Seven Corners Shopping Center was prepaid on November 22, 1995.

(2) The balance of the allowance for possible uncollectible amounts at August 31, 1995 represented a general loan loss reserve recorded during fiscal 1990 (see Note 2). This balance was reduced to $472,000 during fiscal 1991 from its original balance of $860,000 as a result of the foreclosures of Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center (see Note 5). Subsequent to the repayment in full of the mortgage loan secured by The Corner at Seven Corners Shopping Center in fiscal 1996, the Partnership's two remaining mortgage loans are secured by residential apartment properties. As a result of the continued improvement in the operating performance of these two properties and in the market for residential apartment properties in general, the Partnership reversed the remainder of this loan loss reserve in fiscal 1996. The recovery of $472,000 is reflected on the accompanying income statement.

In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.

In  relation  to  the   above-mentioned   mortgage  loans,  the  following  land
purchase-leaseback transactions had also been entered into as of August 31, 1996 and 1995 (in thousands):

                                      Cost of Land
                                   to the Partnership
            Property               1996          1995      Annual Base Rent
            --------               ----          ----      ----------------

      The Corner at Seven         $    -       $ 2,062          $232
        Corners Shopping
        Center
      Fairfax, VA (1)

      Willow Creek Apartments        345           345      Years 1 to 5 - $36
      Wichita, KS                                           Thereafter - $38

      Park South Apartments (2)      770           770         $  69
      Charlotte, NC               ------       -------
                                 $ 1,115       $ 3,177
                                 =======       =======

(1)As discussed further below, the Partnership sold the land underlying The Corner at Seven Corners Shopping Center on November 22, 1995.

(2)The Partnership owns a 77% interest in the land underlying the Park South Apartments and has an equivalent interest in the first secured mortgage loan secured by the improvements. The remaining 23% interest in the land and mortgage loan receivable is owned by an affiliated partnership, PaineWebber Mortgage Partners Five, L.P.

The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues from the operating properties in excess of a base amount, as defined. During fiscal 1995 and 1994, the Partnership received additional rent of $126,000 and $98,000, respectively, from The Corner at Seven Corners Shopping Center land investment. In addition, during fiscal 1996, 1995 and 1994, the Partnership received additional rent of $44,000, $47,000 and $29,000, respectively, from the Park South Apartments land investment. The lessees have the option to purchase the land for specified periods of time, beginning in November 1995 for Willow Creek and December of 1997 for Park South, at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land in conjunction with a refinancing of the operating property. Along with such formal notice, the borrower sent a $50,000 deposit to the Partnership in accordance with the terms of the ground lease. During the current year, the Partnership and the borrower agreed to terms for the repayment of the mortgage loan and purchase of the underlying land. The terms of the transaction included the full repayment of the Partnership's mortgage loan of $6,188,000 and the payment of $3,440,000 for obligations owing under the ground lease, representing the repurchase of the $2,062,000 ground investment and $1,378,000 as the Partnership's share of the appreciation in value of the property. On November 22, 1995, the transaction closed and the Partnership received gross proceeds of $9.6 million. Management believes that the amount paid to the Partnership under the terms of the ground lease reflected the fair value of the property, as supported by the Partnership's most recent independent appraisal. The proceeds of this transaction were distributed to the Limited Partners in the second quarter of fiscal 1996.

The Willow Creek mortgage loan became prepayable in November 1995. Management believes that the potential for a near term prepayment of this loan is high. As a result of these circumstances, based on an expected short-term maturity, the estimated fair value of the Willow Creek mortgage loan approximates its carrying value as of August 31, 1996 since the estimated fair value of the collateral property exceeds the principal balance of the loan. The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and also approximates the loan's carrying value as of August 31, 1996.

5.  Investment Properties Held for Sale

At August 31, 1996 and August 31, 1995, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of the first mortgage loans held by the Partnership. In addition, the Partnership sold an operating investment property which it had owned directly during fiscal 1995. The balance of investment properties held for sale on the accompanying balance sheet at August 31, 1996 and 1995 is comprised of the following net carrying values (in thousands):

                                                    1996             1995
                                                    ----             ----
      Martin Sunnyvale Research and
        Development Center                        $ 3,400           $ 2,500
      Bell Forge Square Shopping Center             8,700             8,700
                                                  -------           -------
                                                  $12,100           $11,200
                                                  =======           =======

The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. As of August 31, 1996, the aggregate cost basis of the investment properties held for sale for federal income tax purposes is approximately $14,764,000.

Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

   Martin Sunnyvale Research and Development Center

      On July 12, 1991, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property, which was 100% occupied as of August 31, 1996, is comprised of 39,286 leasable square feet and is located in Sunnyvale, California. The Partnership recognized a loss on foreclosure of $1,742,000 in fiscal 1991 in connection with its acquisition of the property. The loss consisted of a write-down of $1,700,000 to the combined cost basis of the land and the face amount of the mortgage loan and a $42,000 write-off of the unamortized balance of deferred expenses incurred in connection with the original acquisition of the investment in 1985. The $1,700,000 write-down reflected management's estimate of the fair value of the investment property, net of selling expenses, at the date of the foreclosure. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to this estimate of $3,400,000, and reclassified to investment properties held for sale. During fiscal 1994, 1993 and 1992, the Partnership recorded provisions for possible investment loss of $150,000, $550,000 and $200,000, respectively, to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of $2,500,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at August 31, 1995. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. Such recovery was evident in the leasing activity at the Martin Sunnyvale property during fiscal 1996. During the fourth quarter, a tenant occupying 9,502 square feet exercised its option to extend its lease for an additional two years. The lease renewal was negotiated at a rental rate 40% higher than the previous rental rate. A second tenant occupying 12,334 square feet opted not to renew its lease, which had an expiration date of February 28, 1997. The lease was terminated effective August 27, 1996 when a new tenant signed a five-year lease at a rental rate 60% higher than the rate paid by the prior tenant. The third tenant, which occupies 17,784 square feet, plans to vacate at the end of its lease term in November 1996. The property manager and leasing agent are working closely with prospective tenants to re-lease this space at a higher rental rate. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeds the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 in the fiscal 1996 income statement. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheet as of August 31, 1996.

      During fiscal 1994, the Partnership engaged the management and leasing agent to explore the market for potential buyers for the Martin Sunnyvale investment property. Subsequent to the time that the Partnership began to market the property for sale, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management has learned that there has been a contamination of the underground soil and water at the site. This contamination may have been caused by either a previous occupant at the site or by an occupant of a nearby property. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties identified as being potentially responsible. The Partnership had suspended its marketing efforts during fiscal 1995 and 1996 as a result of this environmental matter. Subsequent to August 31, 1996, management began to analyze whether sufficient progress has been made in the remediation process to allow for the continuation of the marketing efforts.

   Bell Forge Square Shopping Center

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 100% occupied as of August 31, 1996, is comprised of 126,890 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. The Partnership recognized a loss in fiscal 1991 of $101,000, representing the write-off of the unamortized balance of deferred expenses incurred in connection with the original acquisition of the Bell Forge Square investment. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at August 31, 1996 and 1995.

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

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Cordova Creek
   Apartments (through the date of sale), Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the years ended August 31, 1996, 1995 and 1994 are as follows (in thousands):

                                              1996       1995         1994
                                              ----       ----         ----

      Rental income and expense
        reimbursements                       $1,449      $2,121      $2,498
      Other income                              277         282         250
                                              1,726       2,403       2,748

      Property operating expenses (1)           461         774         722
      Property taxes and insurance              231         329         297
                                             ------      ------      ------
                                                692       1,103       1,019
                                             ------      ------      ------
      Income from operations, net            $1,034      $1,300      $1,729
                                             ======      ======      ======

      Partnership's share of combined
         operations                          $1,034      $1,274      $1,703
      QP3's share of Cordova Creek
         operations                              -           26          26
                                             ------      ------      ------
                                             $1,034      $1,300      $1,729
                                             ======      ======      ======

(1) As discussed in Note 2, in accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred. Included in property operating expenses for the years ended August 31, 1996, 1995 and 1994 is capital improvement costs of $239,000, $326,000 and $72,000, respectively.

6.  Leases

        The Martin Sunnyvale and Bell Forge Square investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements. Minimum future rental revenues to be received by the Partnership under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

    Year ending August 31,          Amount
    ----------------------          ------

        1997                        $1,298
        1998                         1,148
        1999                           954
        2000                           733
        2001                           563
        Thereafter                   1,145
                                    ------
                                    $5,841
                                    ======

7.    Contingencies

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
      Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Four, LP, PaineWebber, Fourth Qualified Properties, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Four, LP, also alleged that following the sale of the partnership interests, PaineWebber, Fourth Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fourth Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against
      PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

8.    Subsequent Event

         On October 15, 1996, the Partnership distributed $3,000 to the General Partners, $320,000 to the Limited Partners and $3,000 to the Adviser as an asset management fee for the quarter ended August 31, 1996.

Schedule III - Real Estate Owned

              Paine Webber Qualified Plan Property Fund Four, LP
                               August 31, 1996
                                (In thousands)

                                         Gross Amount at
                      Cost of            Which Carried   Date of
                      Investment to      at Close of     Original    Size of
Description (A)       Partnership (B)    Period  (B)     Investment  Investment

Land underlying        $  345              $  345        10/31/85    7.05 acres
  apartment complex
Wichita, KS

Research and            5,100               3,400 (1)    12/20/85    2.5 acres
  Development Center                                                 39,286
Sunnyvale, CA                                                         sq. ft.

Shopping Center         9,000               9,000 (2)     4/29/86    11 acres
Nashville, TN                                                        126,890
                                                                      sq. ft.

Land underlying          770                 770         12/29/88    19 acres
  apartment complex
Charlotte, NC        -------              -------
                     $15,215              $13,515
                     =======              =======
Notes:

  (A) Senior mortgages on the properties related to the land investments listed above are held by Paine Webber Qualified Plan Property Fund Four, LP as of August 31, 1996. See Schedule IV.

  (B) These amounts represent the cost of each investment and the gross amount at which the investment is carried on the balance sheet as of August 31, 1996. The aggregate cost of the investments for federal income tax purposes is approximately $15,879,000.

  (C) Reconciliation of real estate owned:
                                          1996        1995        1994
                                          ----        ----        ----

      Balance at beginning of year $15,577 $22,478 $22,478 Sale of land and investment
        property (3)                     (2,062)      (6,901)           -
                                        -------      -------      -------
      Balance at end of year            $13,515      $15,577      $22,478
                                        =======      =======      =======

 (1)The Partnership foreclosed on the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The combined cost of the land and the face amount of the mortgage loan were estimated by management to be greater than the fair value of the investment, net of selling costs, at the date of foreclosure by $1,700,000. During fiscal 1994, 1993 and 1992, the Partnership recorded provisions for possible investment loss of $150,000, $550,000 and $200,000, respectively, to provide for further declines in the estimated fair value, net of selling expenses, of the Martin Sunnyvale investment property. During fiscal 1996, the Partnership recorded a recovery of possible investment loss of $900,000 to reverse the existing allowance account as a result of a significant increase in the estimated fair value of the operating property. The carrying value of $3,400,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at August 31, 1996. See discussion in Note 5 to the financial statements.

 (2)On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The fair value of the investment, net of estimated selling costs, at the date of foreclosure was estimated to be approximately equal to the combined cost of the land and face amount of the mortgage loan. At August 31, 1991, the balance of the mortgage loan and land investments of $9,000,000 was reclassified to investment property subject to acquisition by foreclosure. During fiscal 1992, the Partnership recorded a provision for possible investment loss of $600,000 to provide for a decline in the estimated fair value, net of selling costs, of the Bell Forge Square investment property. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the property. The net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheet as of August 31, 1996. See discussion in Note 5 to the financial statements.

 (3)See discussion in Note 5 to the financial statements regarding the fiscal 1996 sale of the land underlying The Corner at Seven Corners Shopping Center and the fiscal 1995 sale of the Cordova Creek Apartments.

Schedule IV - Investments in Mortgage Loans on Real Estate

                             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                              August 31, 1996
                                               (In thousands)
                                                                                                         Principal
                                                                                                         amount of
                                                                                                         loans subject
                                                          Periodic                   Face       Carrying    to delinquent
                       Interest    Final maturit          payment                    amount of   amount of   principal
Description            rate           date                terms                      mortgage    mortgage    or interest
-----------            ---------   -----------------      ------                     --------    --------    -----------
 First Mortgage Loans:

Apartment Complex         11%      October 31, 2000       Interest monthly,          $ 3,055      $ 3,055      -
Wichita, KS                                               principal at
                                                          maturity

Apartment Complex         9%       December 28, 2001      Interest monthly,            4,230        4,230      -
Charlotte, NC                                             principal at
                                                          maturity                   -------      -------

TOTALS                                                                               $ 7,285      $ 7,285
                                                                                     =======      ========

                                                      1996        1995        1994
                                                      ----        ----        ----

Balance at beginning of year                         $13,001     $13,001     $13,001
Additions during the year (1)                            472           -           -
Reductions during year (2)                            (6,188)          -           -
                                                    --------     -------     -------
Balance at end of year                              $  7,285     $13,001     $13,001
                                                    ========     =======     =======


  (1) See Notes 2 and 4 to the accompanying financial statements for information regarding the fiscal 1996 adjustment of a certain valuation account related to the outstanding mortgage loans receivable.

 (2)As discussed further in Note 4 to the accompanying financial statements, the Partnership's mortgage loan receivable secured by The Corner at Seven Corners Shopping Center was repaid in full on November 22, 1995.