Form 10-Q
period 1996-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1997-01-14
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.      No ____
                                     ----

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 Balance Sheets
                November 30, 1996 and August 31, 1996(Unaudited)
                                 (In thousands)


                                     Assets
                                                    November 30    August 31
                                                    -----------    ---------

Real estate investments:
   Investment properties held for sale, net           $12,100        $12,100
   Land                                                 1,115          1,115
   Mortgage loans, net                                  7,285          7,285
                                                      -------        -------
                                                       20,500         20,500

Cash and cash equivalents                               1,964          2,060
Interest receivable                                        60             60
Accounts receivable                                        61             14
Deferred expenses, net                                     94             99
Other assets                                              104             68
                                                      -------        -------
                                                      $22,783        $22,801
                                                      =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $    32        $    32
Accounts payable and accrued expenses                     186            201
Unearned rental income                                      -             26
Tenant security deposits                                   72             45
Partners' capital                                      22,493         22,497
                                                      -------        -------
                                                      $22,783        $22,801
                                                      =======        =======























                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit amounts)

                                                1996           1995
                                                ----           ----

Revenues:
   Interest from mortgage loans            $    179        $   338
   Land rent                                     27             99
   Other interest income                         25             38
                                           --------        -------
                                                231            475

Expenses:
   Management fees                               35             51
   General and administrative                    94             85
   Amortization of deferred expenses              5             25
                                           --------        -------
                                                134            161
                                           --------        -------

Operating income                                 97            314

Income from operations of investment
   properties held for sale, net                222            242

Gain on sale of land                              -          1,378
                                           --------        ------
Net income                                 $    319        $ 1,934
                                           ========        =======

Net income per Limited
  Partnership Unit                            $0.35           $2.13
                                              =====           =====

Cash distributions per Limited
  Partnership Unit                            $0.36           $0.56
                                              =====           =====

   The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                        General    Limited
                                                        Partners   Partners
                                                        --------   --------

Balance at August 31, 1995                              $   (18)   $29,265
Net income                                                   20      1,914
Cash distributions                                           (7)      (506)
                                                        -------    -------
Balance at November 30, 1995                            $    (5)   $30,673
                                                        =======    =======

Balance at August 31, 1996                              $    11    $22,486
Net income                                                    3        316
Cash distributions                                           (3)      (320)
                                                        -------    -------
Balance at November 30, 1996                            $    11    $22,482
                                                        =======    =======

                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net income                                             $    319     $ 1,934
  Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of land                                         -      (1,378)
   Amortization of deferred expenses                            5          25
   Changes in assets and liabilities:
     Interest receivable                                        -          58
     Accounts receivable                                      (47)         15
     Other assets                                             (36)         10
     Accounts payable and accrued expenses                    (15)         (6)
     Unearned rental income                                   (26)          -
     Other liabilities                                          -         (50)
     Tenant security deposits                                  27           -
                                                         --------     -------
        Total adjustments                                     (92)     (1,326)
                                                         --------     -------
        Net cash provided by operating activities             227         608
                                                         --------     -------

Cash flows from investing activities:
   Net proceeds from sale of land                               -       3,440
   Proceeds received from repayment of mortgage loan            -       6,188
                                                         --------     -------
        Net cash provided by investing activities               -       9,628
                                                         --------     -------

Cash flows from financing activities:
   Distributions to partners                                 (323)       (513)
                                                         --------     -------

Net (decrease) interest in cash and cash equivalents          (96)      9,723

Cash and cash equivalents, beginning of period              2,060       1,851
                                                         --------     -------

Cash and cash equivalents, end of period                 $  1,964     $11,574
                                                         ========     =======















                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                          Notes to Financial Statements
                                   (Unaudited)



1. General
   -------

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for the three months ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments
   ----------------------------------

   The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at November 30, 1996 and August 31, 1996 (in thousands):

                              Amount of Mortgage Loan         Cost of Land
                              -----------------------       ------------------
      Property                  11/30/96    8/31/96         11/30/96   8/31/96
      --------                  --------    -------         --------   -------

   Willow Creek Apartments
     Wichita, Kansas           $ 3,055       $ 3,055       $    345     $   345

   Park South Apartments
     Charlotte, North Carolina   4,230         4,230            770         770
                               -------       -------       --------     -------
                               $ 7,285       $ 7,285       $  1,115     $ 1,115
                               =======       =======       ========     =======

   In general, the loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The interest rates on the mortgage loans range from 9.0% to 11%. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the three months ended November 30, 1995, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $22,000. During the three months ended November 30, 1996, the Partnership did not receive any additional rent. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

   The Willow Creek mortgage loan became prepayable in November 1995. Management believes that the potential for a near term prepayment of this loan is high. As a result of these circumstances, based on an expected short-term maturity, the estimated fair value of the Willow Creek mortgage loan approximated its carrying value as of November 30, 1996 since the estimated fair value of the collateral property exceeds the principal balance of the loan. The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and also approximated the loan's carrying value as of November 30, 1996.

   The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land during 1995. On November 22, 1995, the borrower of The Corner at Seven Corners loan prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of $9,628,000. The principal balance of the mortgage loan was $6,188,000 plus interest accrued through November 22, 1995 of $43,000. The Partnership's cost basis in the land was $2,062,000. Pursuant to the ground lease, the Partnership received $1,378,000 in excess of its land investment as its share of the appreciation in value of the operating investment property above a specified base amount. Such amount was recorded as a gain in the Partnership's financial statements for the quarter ended November 30, 1995. The net proceeds from this prepayment transaction were distributed to the Limited Partners as part of a special distribution paid on January 31, 1996 in the amount of approximately $9,598,000, or $214 per original $1,000 investment.

3. Investment Properties Held for Sale
   -----------------------------------

   Martin Sunnyvale Research and Development Center
   ------------------------------------------------

      The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet and is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Subsequent to the date of the foreclosure and through August 31, 1994, the Partnership had recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to $2,500,000 to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeds the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 in the fiscal 1996 income statement. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheets as of November 30, 1996 and August 31, 1996.

      During fiscal 1994, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties identified as being potentially responsible.

   Bell Forge Square Shopping Center
   ---------------------------------

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 90% occupied as of November 30, 1996, is comprised of 126,890 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at November 30, 1996 and August 31, 1996.

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the quarters ended November 30, 1996 and 1995 are as follows (in thousands):

                                            1996           1995
                                            ----           ----

   Revenues:
     Rental income                       $   385        $   360
     Other income                             89             58
                                         -------        -------
                                             474            418
   Expenses:
     Property operating expenses             212            127
     Property taxes and insurance             40             49
                                        ---------      --------
                                             252            176
                                        --------       --------

   Income from operations, net          $    222       $    242
                                        ========       ========

   Property operating expenses for the three months ended November 30, 1996 and 1995 include capital improvement costs of $154,000 and $80,000, respectively.

4. Related Party Transactions
   --------------------------

   The Adviser earned basic management fees of $35,000 and $51,000 for the three-month periods ended November 30, 1996 and 1995, respectively. Accounts payable - affiliates at both November 30, 1996 and August 31, 1996 consists of management fees of $32,000 payable to the Adviser.

   Included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $47,000 and $43,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $3,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5. Contingencies
   --------------

   As discussed in more detail in the Annual Report, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center remained 100% leased as of November 30, 1996. During the current quarter, the largest tenant at Martin Sunnyvale vacated 17,784 square feet when its lease expired at the beginning of November 1996. However, a replacement tenant has executed a five-year lease through November 2001 for the entire 17,784 square foot space at an average rental rate which is 40% higher than the previous tenant had been paying. This transaction completed the successful re-leasing of the three tenant spaces at the property. The other two spaces were re-leased during fiscal 1996 at rental rates 40% and 60% higher than the previous leases. As a result of the significant increase in rental income, the market value of the Martin Sunnyvale property has increased substantially. Accordingly, management believes that it would be appropriate to begin to market the property for sale. Such marketing efforts will begin in the second quarter of fiscal 1997.

      As previously reported, the Partnership was notified by a California state water agency in fiscal 1994 of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. In addition, management will seek full indemnification from the parties identified as being responsible. This matter is not expected to have any long-term impact on the market value of the Partnership's operating property.

      At the Partnership's other wholly-owned commercial investment, Bell Forge Square Shopping Center in Nashville, Tennessee, occupancy stood at 90% at November 30, 1996, as compared to 100% at August 31, 1996. During the current quarter, two tenants, a furniture store and a pet store, occupying 10% of the center's rentable area, vacated their spaces prior to the termination of their leases. The former furniture store tenant remains current on its rental obligations to date although it seeks to terminate its lease as soon as a new tenant can be found. The former pet store tenant has ceased operations and stopped paying rent. The Partnership has commenced legal action to enforce the lease obligation. The property's leasing team has begun marketing this vacant space to prospective tenants. As previously reported, although Discovery Zone, which occupies 9% of the center's net rentable area, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, it continues to pay its post-petition rent and operate its store at Bell Forge Square. While there are likely to be some store closings as part of the company's bankruptcy reorganization plan, it is uncertain at this time whether the Bell Forge Square location would be affected by such actions. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of certain consolidations and bankruptcies among retailers which have resulted in an oversupply of space and the generally flat rate of growth in overall retail sales. To date, the operations of the Bell Forge Square property have not been affected by this general trend. During the quarter ended November 30, 1996, management decided to explore potential opportunities to sell the Bell Forge Square property. Formal marketing efforts are expected to begin by the end of the second fiscal quarter.

      The mortgage loan secured by the Willow Creek Apartments bears interest at a rate of 11.00% per annum. As previously reported, since current market interest rates for first mortgage loans are considerably lower than this rate, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investment being prepaid has been high since the time that the terms of such mortgage loan allowed for prepayment. The Willow Creek loan became prepayable in November 1995. However, the Willow Creek loan includes a prepayment premium for any prepayment between November 1995 and October 2000 at rates between 5% and 1% of the mortgage loan balance. To date, the Partnership has received no notice from the Willow Creek borrower indicating an intent to prepay the mortgage loan and repurchase the underlying land. The average occupancy level at Willow Creek for the quarter ended November 30, 1996 was 98%. Recent improvements in occupancy at the Willow Creek Apartments are the result of an aggressive marketing program that has included the use of lower rental rates, concessions and shorter than one-year lease terms. The owner's property management team expects to implement rental rate increases in the second quarter of fiscal 1997.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, was 92% for the quarter ended November 30, 1996. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a recent weakening in market conditions for existing properties in the greater Charlotte area. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, a new rental community is under construction within one mile of Park South which will include 400 rental units, a retail center and a movie theater. This property's pre-leasing program began in late August. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue throughout fiscal 1997.

      At November 30, 1996, the Partnership had available cash and cash equivalents of $1,964,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months ended November 30, 1996
------------------------------------

      The Partnership reported net income of $319,000 for the three months ended November 30, 1996, as compared to net income of $1,934,000 for the same period in the prior year. The decrease in net income is primarily attributable to the gain recognized in the prior period on the sale of The Corner at Seven Corners land, of $1,378,000. In addition, the Partnership's net income decreased due to a decrease in operating income of $217,000. Operating income decreased primarily due to a decrease in revenues of $244,000. Revenues decreased due to declines in interest earned on mortgage loans of $159,000, land rent revenue of $72,000 and other interest income of $13,000. Interest earned on mortgage loans and land rent revenue decreased as a result of The Corner at Seven Corners mortgage repayment and related land sale which occurred during the prior year. Interest income decreased due to the inclusion of The Corner at Seven Corners' sales proceeds in the invested cash balances in the prior period pending the special distribution to the Limited Partners which was made on January 31, 1996. The decrease in revenues was partially offset by a reduction in management fees of $16,000 and a decline in amortization of deferred expenses of $20,000. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distribution which followed the sale of the The Corner at Seven Corners investment. Amortization of deferred expenses decreased due to the write-off of the remaining deferred acquisition expenses associated with The Corner at Seven Corners investments at the time of the sale.

    A decrease of $20,000 in income from investment properties held for sale also contributed to the decline in net income in the current period. Income from investment properties held for sale decreased primarily due to a decline in net operating income at Martin Sunnyvale of $27,000. Net operating income declined at Martin Sunnyvale due to a temporary decrease in rental income as a result of the tenant turnover during November, as discussed further above, and an increase in capital improvement expenditures.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
-------------------------

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

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

                              PAINE WEBBER QUALIFIED PLAN PROPERTY
                                         FUND FOUR, LP


                              By:  FOURTH QUALIFIED PROPERTIES, INC.
                                       Managing General Partner



                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer




Dated:  January 13, 1997