Form 10-Q
period 1997-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1997-04-14
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.       No ____
                                      ---

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 Balance Sheets
                February 28, 1997 and August 31, 1996(Unaudited)
                                 (In thousands)


                                     Assets
                                                    February 28    August 31
                                                    -----------    ---------

Real estate investments:
   Investment properties held for sale, net           $12,100        $12,100
   Land                                                 1,115          1,115
   Mortgage loans, net                                  7,285          7,285
                                                      -------        -------
                                                       20,500         20,500

Cash and cash equivalents                               1,823          2,060
Interest receivable                                        60             60
Accounts receivable                                        47             14
Deferred expenses, net                                     89             99
Other assets                                               65             68
                                                     --------        -------
                                                     $ 22,584        $22,801
                                                     ========        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                        $     32       $     32
Accounts payable and accrued expenses                      49            201
Unearned rental income                                      -             26
Tenant security deposits                                   72             45
Partners' capital                                      22,431         22,497
                                                     --------        -------
                                                     $ 22,584        $22,801
                                                     ========        =======























                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
  For the three and six months ended February 28, 1997 and February 29, 1996
                                 (Unaudited)
                   (In thousands, except per Unit amounts)

                                     Three Months Ended       Six Months Ended
                                       February 28/29,        February 28/29,
                                     ------------------      ------------------
                                      1997      1996          1997        1996
                                      ----      ----          ----        ----

Revenues:
   Interest from mortgage loans   $   179   $   179       $   358     $   517
   Land rent                           27        45            54         144
   Other interest income               23       118            48         156
                                  -------   -------       -------     -------
                                      229       342           460         817

Expenses:
   Management fees                     36        37            71          88
   General and administrative          76       159           171         244
   Amortization of deferred
      expenses                          5         5             9          30
                                  -------   -------       -------     -------
                                      117       201           251         362
                                  -------   -------       -------     -------

Operating income                      112       141           209         455

Income from operations of investment
   properties held for sale, net      150       278           372         520

Gain on sale of land                    -         -             -       1,378
                                  -------   -------       -------     -------
Net income                        $   262   $   419       $   581     $ 2,353
                                  =======   =======       =======     =======

Net income per Limited
  Partnership Unit                  $0.29     $0.47         $0.64     $  2.60
                                    =====     =====         =====     =======

Cash distributions per Limited
  Partnership Unit                  $0.35    $11.27         $0.71     $ 11.83
                                    =====    ======         =====     =======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.















                             See accompanying notes.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                                 (In thousands)

                                                         General   Limited
                                                         Partners  Partners
                                                         --------  --------

Balance at August 31, 1995                               $  (18)   $29,265
Net income                                                   24      2,329
Cash distributions                                          (12)   (10,609)
                                                         ------    -------
Balance at February 29, 1996                             $   (6)   $20,985
                                                         ======    =======

Balance at August 31, 1996                               $   11    $22,486
Net income                                                    6        575
Cash distributions                                           (7)      (640)
                                                         ------    -------
Balance at February 28, 1997                             $   10    $22,421
                                                         ======    =======



















                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
  Net income                                               $  581     $ 2,353
  Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of land                                         -      (1,378)
   Amortization of deferred expenses                           10          30
   Changes in assets and liabilities:
     Interest receivable                                        -          58
     Accounts receivable                                      (33)         15
     Other assets                                               3          20
     Accounts payable affiliates                                -         (12)
     Accounts payable and accrued expenses                   (152)          9
     Unearned rental income                                   (26)          -
     Other liabilities                                          -         (50)
     Tenant security deposits                                  27           -
                                                           ------     -------
        Total adjustments                                    (171)     (1,308)
                                                           ------     -------
        Net cash provided by operating activities             410       1,045
                                                           ------     -------

Cash flows from investing activities:
   Net proceeds from sale of land                               -       3,440
   Proceeds received from repayment of mortgage loan            -       6,188
                                                           ------     -------
        Net cash provided by investing activities               -       9,628
                                                           ------     -------

Cash flows from financing activities:
   Distributions to partners                                 (647)    (10,621)
                                                           ------     -------

Net (decrease) increase in cash and cash equivalents         (237)         52

Cash and cash equivalents, beginning of period              2,060       1,851
                                                           ------     -------

Cash and cash equivalents, end of period                   $1,823     $ 1,903
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

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for the three and six months ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments

   The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at February 28, 1997 and August 31, 1996 (in thousands):

                               Amount of Mortgage Loan         Cost of Land
                               -----------------------         ------------
      Property                  2/28/97     8/31/96         2/28/97    8/31/96
      --------                  -------     -------         -------    -------

   Willow Creek Apartments
     Wichita, Kansas           $  3,055   $ 3,055         $  345      $  345

   Park South Apartments
     Charlotte,
       North Carolina             4,230     4,230            770         770
                               --------   -------         ------     -------
                               $  7,285   $ 7,285         $1,115     $ 1,115
                               ========   =======         ======     =======

   The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The annual interest rates on the Willow Creek and Park South mortgage loans are 11% and 9%, respectively. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the six months ended February 28, 1996, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $40,000. No additional rent was received during the six months ended February 28, 1997. The lessees have the option to purchase the land for specified periods of time, beginning between February of 1995 and December of 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

   The Willow Creek mortgage loan became prepayable in November 1995. Management believes that there is the potential for a near term prepayment of this loan. As a result of these circumstances, based on an expected short-term maturity, the estimated fair value of the Willow Creek mortgage loan approximated its carrying value as of February 28, 1997 since the estimated fair value of the collateral property exceeds the principal balance of the loan. The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and also approximated the loan's carrying value as of February 28, 1997.

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

3. Investment Properties Held for Sale

   Martin Sunnyvale Research and Development Center
   ------------------------------------------------

      The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet and is located in Sunnyvale, California. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Subsequent to the date of the foreclosure and through August 31, 1994, the Partnership had recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to $2,500,000 to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeds the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 effective in the fourth quarter of fiscal 1996. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheets as of February 28, 1997 and August 31, 1996.

      During fiscal 1994, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. Management will seek full indemnification from the parties identified as being potentially responsible. This matter is not expected to have any long-term impact on the market value of the operating investment property.

   Bell Forge Square Shopping Center
   ---------------------------------

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 90% occupied as of February 28, 1997, is comprised of 126,890 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at February 28, 1997 and August 31, 1996.

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the three and six months ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                     Three Months Ended     Six  Months Ended
                                        February 28/29,       February 28/29,
                                     ------------------     -------------------
                                      1997      1996          1997        1996
                                      ----      ----          ----        ----

   Revenues:
     Rental income               $    358     $   361      $   743     $  721
     Other income                      77          92          166        150
                                 --------     ---------    --------    ------
                                      435         453          909        871
   Expenses:
     Property operating expenses      236          57          448        184
     Property taxes and insurance      49         118           89        167
                                 --------     -------      -------     ------
                                      285         175          537        351
                                 ---------    -------      -------     ------

   Income from operations, net   $    150     $   278      $   372     $  520
                                 ========     =======      =======     ======

4. Related Party Transactions

   The  Adviser  earned  basic  management  fees of $71,000  and $88,000 for the six-month periods ended February 28, 1997 and February 29, 1996, respectively. Accounts payable - affiliates at both February 28, 1997 and August 31, 1996 consists of management fees of $32,000 payable to the Adviser.

   Included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $94,000 and $91,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $3,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center remained 100% leased as of February 28, 1997. During the first quarter of fiscal 1997, the largest tenant at Martin Sunnyvale vacated 17,784 square feet when its lease expired at the beginning of November 1996. However, a replacement tenant executed a five-year lease through November 2001 for the entire 17,784 square foot space at an average rental rate which is 40% higher than the previous tenant had been paying. This transaction completed the successful re-leasing of the three tenant spaces at the property. The other two spaces were re-leased during fiscal 1996 at rental rates 40% and 60% higher than the previous leases. As a result of the significant increase in rental income, the market value of the Martin Sunnyvale property has increased substantially. Accordingly, management believes that it would be appropriate to begin to market the property for sale and interviewed several regional and national real estate brokers during the second quarter of fiscal 1997. Subsequent to the quarter-end, management contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the property for sale. There are no assurances, however, that a sale transaction will be completed in the near term.

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

      At the Partnership's other wholly-owned commercial investment, Bell Forge Square Shopping Center in Nashville, Tennessee, occupancy remained at 90% for the second consecutive quarter. During the first quarter, two tenants, a furniture store and a pet store, occupying 10% of the center's rentable area, vacated their spaces prior to the termination of their leases. The former furniture store tenant remains current on its rental obligations to date although it seeks to terminate its lease as soon as a new tenant can be found. The former pet store tenant which has ceased operations and stopped paying rent during the first quarter of fiscal 1997 has been issued a court order to pay its rental obligation. Although the Partnership is pursuing its rights under this court judgment to recover the rent due under the lease agreement, management is not optimistic about the likelihood of collection given the poor financial condition of the former pet store tenant. The property's leasing team is in final negotiations with a restaurant tenant for a new lease for the vacant space formerly occupied by the pet store which would cover a five-year term at a rental rate 19% higher than the previous tenant's. The restaurant would fund all of its own tenant improvements and working capital requirements. Three retail leases at Bell Forge Square are due to expire through the end of calendar 1997. The property management team expects all of these tenants to renew their leases. As previously reported, although Discovery Zone, which occupies 9% of the center's net rentable area, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, it continues to pay its post-petition rent and operate its store at Bell Forge Square. While there are likely to be some store closings as part of the company's bankruptcy reorganization plan, it is uncertain at this time whether the Bell Forge Square location would be affected by such actions. During the quarter ended February 28, 1997, management decided to explore potential opportunities to sell the Bell Forge Square property and has contracted with a regional real estate broker to market the property for sale under a 90-day agreement. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of certain consolidations and bankruptcies among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in overall retail sales. Nonetheless, since market conditions in Nashville remain generally strong, there may be favorable opportunities to complete a sale of the Bell Forge Square property in the near term.

      The mortgage loan secured by the Willow Creek Apartments bears interest at a rate of 11.00% per annum. As previously reported, since current market interest rates for first mortgage loans are considerably lower than this rate, and with the continued availability of credit in the capital markets for real estate transactions, there is a reasonable likelihood of the Partnership's mortgage loan investment being prepaid. The Willow Creek loan became prepayable in November 1995. However, the Willow Creek loan includes a prepayment premium for any prepayment between November 1995 and October 2000 at rates between 5% and 1% of the mortgage loan balance. To date, the Partnership has received no notice from the Willow Creek borrower indicating an intent to prepay the mortgage loan and repurchase the underlying land.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, was 90% for the quarter ended February 28, 1997, down from 92% for the previous quarter. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a recent weakening in market conditions for existing properties in the greater Charlotte area. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, a new rental community is under construction within one mile of Park South which will include 400 rental units, a retail center and a movie theater. This property's pre-leasing program began in late August. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue throughout fiscal 1997.

      At February 28, 1997, the Partnership had available cash and cash equivalents of $1,823,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended February 28, 1997
------------------------------------

      The Partnership reported net income of $262,000 for the three months ended February 28, 1997, as compared to net income of $419,000 for the same period in the prior year. This $157,000 decrease in net income is attributable to a $128,000 reduction in income from operations of investment properties held for sale and a $29,000 decline in the Partnership's operating income. Income from operations of investment properties held for sale declined primarily due to a $179,000 increase in property operating expenses which was partially offset by a $69,000 decrease in property taxes and insurance. Property operating expenses increase primarily due to the capital improvement expenditures and leasing commissions related to the new tenants at the Martin Sunnyvale Research and Development Center as discussed further above.

The Partnership's operating income decreased mainly due to a $113,000 decline in revenues which was partially offset by a $84,000 decrease in expenses. Revenues declined mainly due to a $95,000 decrease in other income which resulted primarily from the additional interest income earned on the cash proceeds held from The Corner at Seven Corners mortgage loan repayment and related land sale on November 22, 1995 pending the special distribution to the Limited Partners which was made on January 31, 1996. The Partnership's operating expenses decreased due to an $83,000 reduction in general and administrative expenses caused by certain additional required professional fees incurred during the three months ended February 29, 1996.

Six Months Ended February 28, 1997
----------------------------------

      The Partnership reported net income of $581,000 for the six months ended February 28, 1997, as compared to net income of $2,353,000 for the same period in the prior year. The decrease in net income is primarily attributable to the gain recognized in the prior period on the sale of The Corner at Seven Corners land, of $1,378,000. In addition, the Partnership's net income declined due to a decrease in operating income of $246,000. Operating income declined primarily due to a decrease in revenues of $357,000. Revenues decreased due to declines in interest earned on mortgage loans of $159,000, land rent revenue of $90,000 and other interest income of $108,000. Interest earned on mortgage loans and land rent revenue decreased as a result of The Corner at Seven Corners mortgage repayment and related land sale which occurred during the prior year. Interest income decreased due to the inclusion of The Corner at Seven Corners' sales proceeds in the invested cash balances in the prior period pending the special distribution to the Limited Partners which was made on January 31, 1996. The decrease in revenues was partially offset by a reduction in management fees of $17,000 and a decline in amortization of deferred expenses of $21,000. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distribution which followed the sale of The Corner at Seven Corners investment. Amortization of deferred expenses decreased due to the write-off of the remaining deferred acquisition expenses associated with The Corner at Seven Corners investments at the time of the November 1995 sale.

      Also contributing to the decline in net income for the current six-month period is a $148,000 decrease in income from the operations of investment properties held for sale. Income from operations of investment properties held for sale declined primarily due to a $264,000 increase in property operating expenses which was partially offset by a $78,000 decrease in property taxes and insurance and a $38,000 increase in revenues. Property operating expenses increased primarily due to additional capital improvement expenditures and leasing commissions associated with the three new tenants at the Martin Sunnyvale Research and Development Center, as discussed further above. The increase in revenues is primarily attributable to the 40% to 60% increase in the lease rental rates on the three new leases at Martin Sunnyvale

                                     PART II
                                Other Information

Item 1. Legal Proceedings

      As previously reported, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors.
In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provides for the complete resolution of such action. Final releases and dismissals with regard to this action are expected to be received in April 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners believe that the resolution of these maters will not have a material impact on the Partnership's financial statements, taken as a whole.

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




Dated:  April 14, 1997