Form 10-Q
period 1997-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1997-07-14
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

                                       OR

 |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ______ to ______.


                       Commission File Number:    0-15036


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     04-2841746
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


265 Franklin Street, Boston, Massachusetts                     02110
------------------------------------------                     -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (617) 439-8118
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                  May 31, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)


                                     ASSETS
                                                        May 31       August 31
                                                        ------       ---------

Real estate investments:
   Investment properties held for sale, net           $12,100        $12,100
   Land                                                 1,115          1,115
   Mortgage loans, receivable                           7,285          7,285
                                                      -------        -------
                                                       20,500         20,500

Cash and cash equivalents                               2,023          2,060
Interest receivable                                        60             60
Accounts receivable                                        17             14
Deferred expenses, net                                     85             99
Other assets                                               50             68
                                                      -------        -------
                                                      $22,735        $22,801
                                                      =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $    32       $     32
Accounts payable and accrued expenses                      78            201
Unearned rental income                                      3             26
Tenant security deposits                                   72             45
Partners' capital                                      22,550         22,497
                                                      -------        -------
                                                      $22,735        $22,801
                                                      =======        =======


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended May 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                         General   Limited
                                                         Partners  Partners
                                                         --------  --------

Balance at August 31, 1995                               $  (18)   $29,265
Net income                                                   29      2,854
Cash distributions                                          (13)   (10,898)
                                                         ------    -------
Balance at May 31, 1996                                  $   (2)   $21,221
                                                         ======    =======

Balance at August 31, 1996                               $   11    $22,486
Net income                                                   10      1,013
Cash distributions                                          (10)      (960)
                                                         ------    -------
Balance at May 31, 1997                                  $   11    $22,539
                                                         ======    =======


                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                   Three Months Ended       Nine Months Ended
                                         May 31,                 May 31,
                                   ------------------       ------------------
                                      1997      1996          1997        1996
                                      ----      ----          ----        ----

Revenues:
   Interest from mortgage loans    $  179   $   179         $ 537     $   696
   Land rent                           39        31            93         175
   Other interest income               27        26            75         182
                                   ------   -------         -----     -------
                                      245       236           705       1,053

Expenses:
   Management fees                     35        35           106         123
   General and administrative          96        44           267         288
   Amortization of deferred
     expenses                           5         4            14          34
                                   ------   -------         -----     -------
                                      136        83           387         445
                                   ------   -------         -----     -------

Operating income                      109       153           318         608

Income from operations of investment
   properties held for sale, net      333       377           705         897

Gain on sale of land                    -         -             -       1,378
                                   ------   -------         -----     -------

Net income                         $  442   $   530        $1,023     $ 2,883
                                   ======   =======        ======     =======

Net income per Limited
  Partnership Unit                  $0.49     $0.58         $1.13      $ 3.18
                                    =====     =====         =====      ======

Cash distributions per Limited
  Partnership Unit                  $0.36     $0.32         $1.07      $12.15
                                    =====     =====         =====      ======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.















                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income                                              $ 1,023     $ 2,883
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Gain on sale of land                                         -      (1,378)
   Amortization of deferred expenses                           14          34
   Changes in assets and liabilities:
     Interest receivable                                        -          59
     Accounts receivable                                       (3)         12
     Other assets                                              18          27
     Accounts payable - affiliates                              -         (12)
     Accounts payable and accrued expenses                   (123)        (67)
     Unearned rental income                                   (23)          -
     Other liabilities                                          -         (50)
     Tenant security deposits                                  27           -
                                                          -------     -------
        Total adjustments                                     (90)     (1,375)
                                                          -------     -------
        Net cash provided by operating activities             933       1,508
                                                          -------     -------

Cash flows from investing activities:
   Net proceeds from sale of land                               -       3,440
   Proceeds received from repayment of mortgage loan            -       6,188
                                                          -------     -------
        Net cash provided by investing activities               -       9,628
                                                          -------     -------

Cash flows from financing activities:
   Distributions to partners                                 (970)    (10,911)
                                                          -------     -------

Net (decrease) increase in cash and cash equivalents          (37)        225

Cash and cash equivalents, beginning of period              2,060       1,851
                                                          -------     -------

Cash and cash equivalents, end of period                  $ 2,023     $ 2,076
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

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1997 and August 31, 1996 and revenues and expenses for the three and nine months ended May 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments

   The following are the first mortgage loans outstanding and the cost of the related land to the Partnership at May 31, 1997 and August 31, 1996 (in thousands):

                               Amount of Mortgage Loan         Cost of Land
                               -----------------------         ------------
      Property                  5/31/97     8/31/96         5/31/97    8/31/96
      --------                  -------     -------         -------    -------

   Willow Creek Apartments
     Wichita, Kansas            $ 3,055     $ 3,055        $   345     $   345

   Park South Apartments
     Charlotte, North Carolina    4,230       4,230            770         770
                                -------     -------        -------     -------
                                $ 7,285     $ 7,285        $ 1,115     $ 1,115
                                =======     =======        =======     =======

   The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The annual interest rates on the Willow Creek and Park South mortgage loans are 11% and 9%, respectively. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues of the underlying properties in excess of a base amount, as defined. During the nine months ended May 31, 1997 and 1996, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $13,000 and $40,000, respectively. The lessees have the option to purchase the land for specified periods of time, beginning in February of 1995 for the Willow Creek lease and December of 1997 for the Park South lease, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investments are structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% to 50% share of the appreciation above a specified base amount.

   During the quarter ended May 31, 1997, the owner of the Willow Creek Apartments informed the Partnership of its intent to prepay its first leasehold mortgage loan which is scheduled to mature on October 31, 2000 and purchase the underlying land from the Partnership. The transaction is expected to close in the fourth quarter of fiscal 1997. Under the agreed upon terms of the transaction, the Partnership will receive $3,055,000 from the Willow Creek borrower, which represents the full repayment of the first leasehold mortgage loan. Simultaneously, the Willow Creek owner will purchase the Partnership's interest in the underlying land at a price equal to the Partnership's cost basis of $345,000. In addition, the Partnership will receive a mortgage loan prepayment penalty of 4% of the mortgage note balance, or $122,200, and a land lease termination fee of $13,800 in accordance with the terms of the agreements. Although the structure of the Partnership's original investment in Willow Creek entitles the Partnership to participate in the appreciated value of the property, the value of the property has not increased to a level at which the Partnership could receive a participation payment. If this transaction closes as expected, the proceeds described above will be distributed to the Limited Partners.

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

   As discussed further above, the Willow Creek mortgage loan is expected to be prepaid in the fourth quarter of fiscal 1997. As a result of these circumstances, based on an expected short-term maturity, the estimated fair value of the Willow Creek mortgage loan approximated its carrying value as of May 31, 1997 and August 31, 1996 since the estimated fair value of the collateral property exceeded the principal balance of the loan. The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and also approximated the loan's carrying value as of May 31, 1997 and August 31, 1996.

3. Investment Properties Held for Sale

   Martin Sunnyvale Research and Development Center
   ------------------------------------------------

   The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet, is located in Sunnyvale, California and was 100% leased as of May 31, 1997. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Subsequent to the date of the foreclosure and through August 31, 1994, the Partnership had recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to $2,500,000 to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeded the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 effective in the fourth quarter of fiscal 1996. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheets as of May 31, 1997 and August 31, 1996.

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

   Bell Forge Square Shopping Center
   ---------------------------------

   On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 90% occupied as of May 31, 1997, is comprised of 130,470 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. Accordingly, the combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at May 31, 1997 and August 31, 1996.

   The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the three and nine months ended May 31, 1997 and 1996 are as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                          May 31,                 May 31,
                                    ------------------       -----------------
                                      1997      1996          1997        1996
                                      ----      ----          ----        ----

   Revenues:
     Rental income                 $  393     $   366       $1,136     $1,087
     Other income                      54          63          220        213
                                   ------     -------       ------     ------
                                      447         429        1,356      1,300
   Expenses:
     Property operating expenses       65          47          513        231
     Property taxes and insurance      49           5          138        172
                                   ------     -------       ------     ------
                                      114          52          651        403
                                   ------     -------       ------     ------

   Income from operations, net     $  333    $    377      $   705     $  897
                                   ======    ========      =======     ======

4. Related Party Transactions

   The Adviser earned basic management fees of $106,000 and $123,000 for the nine-month periods ended May 31, 1997 and 1996, respectively. Accounts payable - affiliates at both May 31, 1997 and August 31, 1996 consists of management fees of $32,000 payable to the Adviser.

   Included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $141,000 and $139,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $4,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      During the quarter ended May 31, 1997, the owner of the Willow Creek Apartments informed the Partnership of its intent to prepay its first leasehold mortgage loan which is scheduled to mature on October 31, 2000 and purchase the underlying land from the Partnership. The transaction is expected to close in the fourth quarter of fiscal 1997. Under the agreed upon terms of the transaction, the Partnership will receive $3,055,000 from the Willow Creek borrower, which represents the full repayment of the first leasehold mortgage loan. Simultaneously, the Willow Creek owner will purchase the Partnership's interest in the underlying land at a price equal to the Partnership's cost basis of $345,000. In addition, the Partnership will receive a mortgage loan prepayment penalty of 4% of the mortgage note balance, or $122,200, and a land lease termination fee of $13,800 in accordance with the terms of the agreements. Although the structure of the Partnership's original investment in Willow Creek entitles the Partnership to participate in the appreciated value of the property, the value of the property has not increased to a level at which the Partnership could receive a participation payment. If this transaction closes as expected, the proceeds described above will be distributed to the Limited Partners.

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center remained 100% leased as of May 31, 1997. During the first quarter of fiscal 1997, the largest tenant at Martin Sunnyvale vacated 17,784 square feet when its lease expired at the beginning of November 1996. However, a replacement tenant executed a five-year lease through November 2001 for the entire 17,784 square foot space at an average rental rate which is 40% higher than the previous tenant had been paying. This transaction completed the successful re-leasing of the three tenant spaces at the property. The other two spaces were re-leased during fiscal 1996 at rental rates 40% and 60% higher than the previous leases. As a result of the significant increase in rental income, the market value of the Martin Sunnyvale property has increased substantially over the past year. Accordingly, management believed that it would be appropriate to pursue a possible sale of the property and, during the current quarter, contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the property for sale. Subsequent to the end of the quarter, the Partnership received two offers to acquire the property. After a review of the two offers, the Partnership has determined that a better price may be attainable and has instructed the national real estate firm to continue its sales efforts. There are no assurances, however, that a sale transaction will be completed in the near term.

      As previously reported, the Partnership was notified by a California state water agency in fiscal 1994 of a potential environmental problem at the Martin Sunnyvale property. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. This matter is not expected to have any long-term impact on the market value of the Partnership's operating property.

      At the Partnership's other wholly-owned investment property, Bell Forge Square Shopping Center in Nashville, Tennessee, occupancy remained at 90% for the third consecutive quarter. During the first quarter of fiscal 1997, two tenants, a furniture store and a pet store, occupying 10% of the center's rentable area, vacated their spaces prior to the termination of their leases. During the current quarter, the Partnership negotiated and received a termination fee from the furniture store in exchange for a space reduction under its lease. The space taken back by the Partnership, totalling 2,400 square feet, was then leased to a dental operation for a seven-year term. The furniture store continues to pay its rent obligation under the terms of the lease on the remaining 4,000 square feet, which expires in October 2000. The dental center's average annual rent per square foot is approximately 50% higher than the rate under the lease with the furniture store. The termination fee was used to pay for tenant improvements for the dental center. The former pet store tenant which ceased operations and stopped paying rent during the first quarter of fiscal 1997 has been issued a court order to pay its rental obligation. Although the Partnership is pursuing its rights under this court judgment to recover the rent due under the lease agreement, management is not optimistic about the likelihood of collection given the poor financial condition of the former pet store tenant. During the current quarter, the property's leasing team executed a new five-year lease with a restaurant tenant for the vacant space formerly occupied by the pet store at a rental rate 19% higher than the previous tenant's. The restaurant will fund all of its own tenant improvements and working capital requirements. Also during the current quarter, a 3,160 square foot sporting goods store renewed its lease for an additional five years at a rate which is 17% more than its original lease rate. Two additional leases at Bell Forge Square are due to expire through the end of calendar 1997. The property management team expects both of these tenants to renew their leases. As previously reported, although Discovery Zone, which occupies 9% of the center's net rentable area, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, it continues to pay its post-petition rent and operate its store at Bell Forge Square. While there are likely to be some store closings as part of the company's bankruptcy reorganization plan, it is uncertain at this time whether the Bell Forge Square location would be affected by such actions. During the second quarter of fiscal 1997, management decided to explore potential opportunities to sell the Bell Forge Square property and contracted with a regional real estate broker to market the property for sale. Subsequent to the end of the third quarter, the Partnership received an offer from a prospective buyer to purchase Bell Forge Square. The offer is currently being reviewed, and a decision on whether to pursue this offer or to continue the marketing efforts will be made in the fourth quarter. Regardless of the outcome of this decision, there are no assurances that a sale of Bell Forge Square will be completed in the near term.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 91% for the quarter ended May 31, 1997, compared to 90% for the previous quarter. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a weakening in market conditions for existing properties in the greater Charlotte area over the past year. A significant number of new apartment units have been added to the overall Charlotte market during this time period, including several hundred new units which are in Park South's sub-market, and a substantial amount of additional units are either currently under construction or in the planning stages. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue for the near term. Notwithstanding the current market conditions, management believes that the long-term prospects for the Park South property remain positive due to the property's strong position within the marketplace and the region's outlook for job and population growth over the next several years.

      At May 31, 1997, the Partnership had available cash and cash equivalents of $2,023,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended May 31, 1997
-------------------------------

      The Partnership reported net income of $442,000 for the three months ended May 31, 1997, as compared to net income of $530,000 for the same period in the prior year. This $88,000 decrease in net income is attributable to a $44,000 reduction in income from the operations of investment properties held for sale (Martin Sunnyvale and Bell Forge Square) and a $44,000 decline in the Partnership's operating income. Income from operations of investment properties held for sale declined primarily due to an increase in property taxes and insurance expense and an increase in property operating expenses which were partially offset by an increase in rental revenues. Rental revenues increased by $27,000 mainly due to the increase in rental rates at the Martin Sunnyvale Research and Development Center, as discussed further above. Property operating expenses increased by $18,000 primarily due to the capital improvement expenditures and leasing commissions related to the new lease signed in the first quarter of fiscal 1997 at the Martin Sunnyvale property, as discussed further above. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. Real estate taxes and insurance increased by $44,000 due to an adjustment recorded during the third quarter of fiscal 1996 at Bell Forge Shopping Center to correct an over-accrual of real estate tax expense related to the first two quarters of fiscal 1996.

      The Partnership's operating income decreased due to a $53,000 increase in expenses which was partially offset by a $9,000 increase in revenues. The Partnership's operating expenses increased for the current three-month period mainly due to the timing of the performance of the annual independent appraisal work on the Partnership's investments while revenues increased primarily due to the timing of the receipt of additional land rent from the Park South Apartments.

Nine Months Ended May 31, 1997
------------------------------

      The Partnership reported net income of $1,023,000 for the nine months ended May 31, 1997, as compared to net income of $2,883,000 for the same period in the prior year. The decrease in net income is primarily attributable to the gain recognized in the prior period on the sale of The Corner at Seven Corners land, of $1,378,000. In addition, the Partnership's net income declined due to a decrease in operating income of $290,000. Operating income declined primarily due to a decrease in revenues of $348,000. Revenues decreased due to declines in interest earned on mortgage loans of $159,000, land rent revenue of $82,000 and other interest income of $107,000. Interest earned on mortgage loans and land rent revenue decreased as a result of The Corner at Seven Corners mortgage repayment and related land sale which occurred during the prior year. Other income decreased due to the inclusion of The Corner at Seven Corners' prepayment proceeds in the invested cash balances in the prior period pending the special distribution to the Limited Partners which was made on January 31, 1996. The decrease in revenues was partially offset by a reduction in management fees of $17,000 and a decline in amortization of deferred expenses of $20,000. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distribution which followed the prepayment transaction involving of The Corner at Seven Corners investments. Amortization of deferred expenses decreased due to the write-off of the remaining deferred acquisition expenses associated with The Corner at Seven Corners investments at the time of the November 1995 sale.

      Also contributing to the decline in net income for the current nine-month period is a $192,000 decrease in income from the operations of investment properties held for sale. Income from operations of investment properties held for sale declined due to a $282,000 increase in property operating expenses which was partially offset by a $49,000 increase in rental revenues and a $34,000 decrease in property taxes and insurance expense. Property operating expenses increased primarily due to additional capital improvement expenditures and leasing commissions associated with the three new tenants at the Martin Sunnyvale Research and Development Center, as well as the tenant improvement costs related to new leases at Bell Forge Square Shopping Center. As noted above, under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. The increase in rental revenues is primarily attributable to the increase in the rental rates on the three new leases at Martin Sunnyvale, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of such action. Final releases and dismissals with regard to this action were received during the quarter ended May 31, 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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

                          PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP


                              By:  FOURTH QUALIFIED PROPERTIES, INC.
                                   --------------------------------
                                   Managing General Partner



                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Dated:  July 14, 1997