Form 10-K405
period 1997-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1997-12-01
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---                    SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1997
                                            ---------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 0-15036

                PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                     04-2841746
  --------                                                     ----------
(State of organization)                                      (I.R.S. Employer
                                                            Identification  No.)

 265 Franklin Street, Boston, Massachusetts                          02110
 ------------------------------------------                          -----
   (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:            (617) 439-8118
                                                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                      which registered
-------------------                                  ------------------------
     None                                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
Prospectus of registrant dated                                   Part IV
December 14, 1984, as supplemented

Current Report on Form 8-K                                       Part IV
of registrant dated July 16, 1997

                PAINEWEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                 1997 FORM 10-K

                                TABLE OF CONTENTS

Part   I                                                                 Page

Item  1       Business                                                    I-1

Item  2       Properties                                                  I-3

Item  3       Legal Proceedings                                           I-4

Item  4       Submission of Matters to a Vote of Security Holders         I-5


Part  II

Item  5       Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters           II-1

Item  6       Selected Financial Data                                    II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                               II-2

Item  8       Financial Statements and Supplementary Data                II-7

Item  9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                II-7


Part III

Item 10       Directors and Executive Officers of the Partnership       III-1

Item 11       Executive Compensation                                    III-2

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

Item 14       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                            IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-17

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating properties. As of August 31, 1997, one of the Partnership's mortgage loan and land lease investments on the original properties was still outstanding and the Partnership owned two operating properties directly as the result of foreclosures resulting from defaults on the Partnership's mortgage loans. The Partnership's investment properties and security for its mortgage loan investment are described below.

Property name          Type of Property and                   Type of
and Location           Date of Investment    Size             Ownership (1)
--------------         ------------------    ----             -------------

Martin Sunnyvale       Research and          39,286 net       Fee ownership
Research and           Development Center    leasable         of land and
Development Center (2) 12/20/85              sq.ft.;          improvements
Sunnyvale, CA                                2.5 acres
                                             of land

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

      In addition to the above properties, the Partnership previously had investment interests in the Cordova Creek Apartments, a 196-unit, garden-style apartment complex in Memphis, Tennessee, The Corner at Seven Corners Shopping Center, a 70,890 leasable square foot shopping center located in Fairfax, Virginia and the Willow Creek Apartments, a 138-unit apartment complex in Wichita, Kansas. On February 20, 1990, the Partnership foreclosed under the terms of the mortgage loan secured by the Cordova Creek Apartments for non-payment of the required monthly payments of interest in accordance with the terms of the loan. The Partnership operated the property, utilizing the services of a local management company, for more than five years during which time the Partnership received the majority of the net cash flow generated from property operations after capital improvements. The Partnership owned a 96.5% interest in the Cordova Creek operating property. The remaining 3.5% interest in the property was owned by an affiliated partnership, PaineWebber Qualified Plan Property Fund Three, LP ("QP3"). On April 12, 1995, the Partnership sold the property to an unaffiliated third party for $9,100,000. After payment of required transaction costs, including payment to QP3 for its 3.5% equity interest, the net proceeds realized by the Partnership from the sale transaction totalled approximately $8.7 million.

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

      During the quarter ended May 31, 1997, the owner of the Willow Creek Apartments had given notice of an intent to repurchase the underlying land from the Partnership and prepay its first leasehold mortgage loan, which was scheduled to mature on October 31, 2000. On July 16, 1997, the Partnership received $3,055,000 from the Willow Creek borrower, which represented the full repayment of the first leasehold mortgage loan secured by the Willow Creek Apartments. Simultaneously, the Willow Creek owner purchased the Partnership's interest in the underlying land at a price equal to the Partnership's cost basis in the land of $345,000. In addition, the Partnership received a mortgage loan prepayment penalty of 4% of the mortgage note balance, or $122,200, and a land lease termination fee of $13,800 in accordance with the terms of the agreements. Although the structure of the Partnership's original investment in Willow Creek entitled the Partnership to participate in the appreciated value of the property upon a sale or refinancing, the value of the property had not increased to a level at which the Partnership would receive a participation payment. As a result of the Willow Creek prepayment transaction, the Partnership made a Special Distribution of approximately $4,036,000, or $90 per original $1,000 investment, on August 15, 1997 to unit holders of record on July 16, 1997. Of this amount, approximately $79 represented the net proceeds from the Willow Creek transaction and approximately $11 represented a distribution from Partnership reserves that exceeded future requirements.

      The Partnership's investment objectives are to:

(1) preserve and protect Limited Partners' capital and related buying power;
(2) provide the Limited Partners with cash distributions from investment income; and
(3) achieve long-term capital appreciation in the value of the Partnership's investments.

      Through August 31, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $55,173,000, or $1,260 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $215 per original $1,000 investment following the sale of the Cordova Creek Apartments in June 1995 ($195 from the sale of Cordova Creek and $20 of excess Partnership reserves), a distribution of $214 per original $1,000 investment following the mortgage prepayment and related land sale of The Corner at Seven Corners Shopping Center and a distribution of $90 per original $1,000 investment following the mortgage prepayment and related land sale of the Willow Creek Apartments ($79 from the proceeds of the Willow Creek transactions and $11 of excess Partnership reserves). At August 31, 1997, the Partnership retains an interest three of the six properties underlying its original mortgage loan and land investments.

      As noted above, to date the Partnership has made distributions of capital proceeds to the Limited Partners totalling $519 per original $1,000 investment. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot be determined with certainty at the present time. As discussed further in Item 7, the Partnership is currently in the process of negotiating the potential sales of the wholly-owned Martin Sunnyvale and Bell Forge Square properties. In addition, the borrower of the mortgage loan secured by the Park South Apartments has indicated an intent to prepay the loan and repurchase the underlying land in early calendar year 1998. As a result of these circumstances, it is highly probable that the disposition of the remaining real estate assets will be accomplished in fiscal 1998. The proceeds from such sales, financings or refinancings of the investments will not be reinvested but will be distributed to the Partners, so that the Partnership will in effect be self-liquidating. The liquidation of the Partnership would be expected to be completed within 1-to-3 months from the date of the disposition of the final real estate asset.

      The Partnership's operating properties and the property securing its mortgage loan investment are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country. The shopping center and the research and development center compete for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location and tenant improvement allowances. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As discussed further in Item 7, over the past two years real estate values for R&D office properties in Northern California have improved substantially as a result of the resurgence in the growth of the high technology industries.

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

Item 2.  Properties

      As of August 31, 1997, the Partnership owned, and had leased back to the seller, the land related to the one investment referred to under Item 1 above to which reference is made for the description, name and location. Additionally, as of August 31, 1997 the Partnership owned two properties directly as a result of foreclosures resulting from defaults on the Partnership's mortgage loans receivable as noted in Item 1.

      Occupancy figures for each fiscal quarter during 1997 along with an average for the year, are presented below for each property:

                                           Percent Occupied At
                              --------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              11/30/96   2/28/97    5/31/97   8/31/97  Average
                              --------   -------    -------   -------  -------
Willow Creek Apartments         98%        95%        98%       N/A      N/A

Martin Sunnyvale Research
  and Development Center       100%       100%       100%       100%     100%

Bell Forge Square Shopping
  Center                        90%        90%        90%        92%      91%

Park South Apartments           92%        90%        91%        92%      91%

Item 3.  Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Qualified Property Fund, Inc. and Properties Associates 1985, L.P. ("PA85"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Four, LP, PaineWebber, Fourth Qualified Property Fund, Inc. and PA85 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Four LP, also alleged that following the sale of the partnership interests, PaineWebber, Fourth Qualified Property Fund, Inc. and PA85 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fourth Qualified Property Fund, Inc. and PA85 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in the Abbate action as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this matter. Final releases and dismissals with regard to this action were received during fiscal 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1997, there were 7,253 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                PaineWebber Qualified Plan Property Fund Four, LP
         For the years ended August 31, 1997, 1996, 1995, 1994 and 1993
                      (In thousands, except per Unit data)

                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----

Revenues                     $ 1,047   $ 2,665    $ 2,150  $ 1,963   $ 2,005

Operating income             $   448   $ 2,518    $ 1,375  $ 1,250   $ 1,297

Recovery of (provision for)
possible investment loss           -   $   900          -  $  (150)  $  (250)

Gain on sale of
investment property
held for sale                      -         -    $ 1,779        -         -

Income from
investment properties
held for sale, net           $1,029    $ 1,034    $ 1,274  $ 1,703   $ 1,494

Net income                   $1,477    $ 4,452    $ 4,428  $ 2,803   $ 2,541

Per Limited Partnership Unit:
  Net income                 $ 1.63    $  4.91    $  4.89  $  3.09   $  2.80

  Cash distributions from
    operations               $ 1.43    $  1.77    $  3.00  $  3.00   $  3.00

  Cash distributions from
    sale, refinancing and
    other disposition
    transactions           $   4.50   $  10.70   $  10.75        -         -

Total assets               $ 18,941   $ 22,801   $ 29,551 $ 37,461  $ 37,429

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Limited Partnership Interests to the public from December 14, 1984 to December 13, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $44,849,650 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $37,650,500 was originally invested in six operating property investments in the form of first mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has assumed direct ownership of the Cordova Creek, Martin Sunnyvale and Bell Forge Square properties as a result of foreclosure proceedings resulting from uncured monetary defaults on the Partnership's first mortgage loans. During fiscal 1995, the Partnership sold the Cordova Creek Apartments and the borrowers of the mortgage loans secured by The Corner at Seven Corners Shopping Center and the Willow Creek Apartments prepaid the loans and purchased the Partnership's interests in the underlying land in fiscal 1996 and fiscal 1997, respectively. The net proceeds of these transactions were distributed to the Limited Partners.

      During the quarter ended May 31, 1997, the owner of the Willow Creek Apartments had given notice of an intent to repurchase the underlying land from the Partnership and prepay its first leasehold mortgage loan, which was scheduled to mature on October 31, 2000. On July 16, 1997, the Partnership received $3,055,000 from the Willow Creek borrower, which represented the full repayment of the first leasehold mortgage loan secured by the Willow Creek Apartments. Simultaneously, the Willow Creek owner purchased the Partnership's interest in the underlying land at a price equal to the Partnership's cost basis in the land of $345,000. In addition, the Partnership received a mortgage loan prepayment penalty of 4% of the mortgage note balance, or $122,200, and a land lease termination fee of $13,800 in accordance with the terms of the agreements. Although the structure of the Partnership's original investment in Willow Creek entitled the Partnership to participate in the appreciated value of the property upon a sale or refinancing, the value of the property had not increased to a level at which the Partnership would receive a participation payment. As a result of the Willow Creek prepayment transaction, the Partnership made a Special Distribution of approximately $4,036,000, or $90 per original $1,000 investment, on August 15, 1997 to unitholders of record on July 16, 1997. Of this amount, approximately $79 represented the net proceeds from the Willow Creek transaction and approximately $11 represented a distribution from Partnership reserves that exceeded future requirements.

      Subsequent to the distribution of the Willow Creek proceeds and the excess reserves, the Limited Partners had received capital distributions totalling $519 per original $1,000 investment. In addition, the Partnership intends to continue to pay quarterly operating distributions at a rate equivalent to a 5% annualized rate of return on the $481 remaining portion of an original $1,000 investment for fiscal 1998 or until there is another capital transaction. The Partnership has three remaining real estate investments, only one of which, Park South Apartments, is still in its original structure of a first leasehold mortgage loan and land investment. As noted above, the Partnership assumed direct ownership of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center properties following foreclosure proceedings resulting from defaults under the terms of the Partnership's first leasehold mortgage loans. As discussed further below, the Partnership has determined that it may be the appropriate time to sell each of these wholly-owned assets. Furthermore, as discussed further below, the borrower of the mortgage loan secured by Park South has indicated an intent to prepay the loan and repurchase the underlying land in early calendar year 1998. As a result of these circumstances, it is highly probable that the disposition of the remaining real estate assets and a liquidation of the Partnership will be accomplished in fiscal 1998. The net proceeds from such sales and financing transactions will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses. The liquidation of the Partnership would be expected to be completed within 1-to-3 months from the date of the disposition of the final real estate asset.

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center remained 100% occupied by three tenants as of August 31, 1997. No leases expire at the property until April 30, 1999. During the first quarter of fiscal 1997, the largest tenant at Martin Sunnyvale vacated 17,784 square feet when its lease expired at the beginning of November 1996. However, a replacement tenant executed a five-year lease through November 2001 for the entire 17,784 square foot space at an average rental rate which is 40% higher than the previous tenant had been paying. This transaction completed the successful re-leasing of the three tenant spaces at the property. The other two spaces were re-leased at the end of fiscal 1996 at rental rates 40% and 60% higher than the previous leases. As a result of the significant increase in rental income, the market value of the Martin Sunnyvale property has increased substantially. This increase is reflective of the current strength of the Silicon Valley office market as a result of the resurgence in the growth of the high technology industries over the past two years. Accordingly, management believes that this would be the appropriate time to sell the Martin Sunnyvale property. Based on the current estimated market value of the property, the
Partnership believes it could realize an amount close to its original $5.1 million investment in Martin Sunnyvale from a near-term sale. As previously reported, during the third quarter of fiscal 1997 the Partnership contracted with a national real estate firm with a strong background in selling R&D office buildings to market Martin Sunnyvale for sale. The property was marketed extensively during the second half of fiscal 1997, and the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and, subsequent to year-end, negotiated a purchase and sale agreement. However, since any sale transaction remains subject certain due diligence and financing contingencies, there are no assurances that a near-term sale will be completed.

      As previously reported, the Partnership was notified by a California state water agency in fiscal 1994 of a potential environmental problem at the Martin Sunnyvale property. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. This matter is not expected to have any long-term impact on the market value of the Partnership's operating property and should not affect the possible near-term sale of the property discussed further above.

      At the Partnership's other wholly-owned commercial investment property, the Bell Forge Square Shopping Center in Nashville, Tennessee, the occupancy level at August 31, 1997 was 92%. During the first quarter of fiscal 1997, two tenants, a furniture store and a pet store, occupying 10% of the center's rentable area, vacated their spaces prior to the termination of their leases. During the third quarter, the Partnership negotiated and received a termination fee from the furniture store in exchange for a space reduction under its lease. The space taken back by the Partnership, totalling 2,400 square feet, was then leased to a dental operation for a seven-year term. The furniture store had been paying its rent under the terms of the lease on the remaining 4,000 square feet, which expires in October 2000. However, subsequent to year-end the tenant defaulted on its rental payment obligations. The Partnership is currently pursuing its legal remedies. The dental center's average annual rent per square foot is approximately 50% higher than the rate under the lease with the furniture store. The termination fee was used to pay for tenant improvements for the dental center. The former pet store tenant which ceased operations and stopped paying rent during the first quarter of fiscal 1997 has been issued a court order to pay its rental obligation. Although the Partnership is pursuing its rights under this court judgment to recover the rent due under the lease agreement, management is not optimistic about the likelihood of collection given the poor financial condition of the former pet store tenant. During the third quarter, the property's leasing team executed a new five-year lease with a restaurant tenant for the vacant space formerly occupied by the pet store at a rental rate 19% higher than the previous tenant's. The restaurant agreed to fund all of its own tenant improvements and working capital requirements. Also during the third quarter, a 3,160 square foot sporting goods store renewed its lease for an additional five years at a rate which is 17% more than its original lease rate. Other leasing activity during the fourth quarter included the renewal of a 2,000 square foot lease with a finance company and the renewal of a 2,930 square foot lease with a bookstore. The property's leasing team is in preliminary discussions with a 3,300 square foot furniture store tenant whose lease expires in fiscal year 1998. Subsequent to August 31, 1997, the occupancy level at Bell Forge Square improved to 97% when the restaurant tenant which leased the former 6,000 square foot pet store completed renovations and opened for business on October 9, 1997. Although Discovery Zone, which occupies 9% of the center's net rentable area, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, it continues to pay its post-petition rent and operate its store at Bell Forge Square. While there are likely to be some store closings as part of the company's bankruptcy reorganization plan, it is uncertain at this time whether the Bell Forge Square location would be affected by such actions.

      Based on management's assessment of the potential for appreciation in the value of the Bell Forge Square property, the Partnership decided to market the property for sale during fiscal 1997. During the second quarter, the Partnership hired a Nashville-based real estate firm specializing in the sale of retail properties to market the Bell Forge Square Shopping Center for sale. This property was also marketed extensively during the second half of fiscal 1997. As a result of these efforts, the Partnership received offers from two prospective third-party buyers. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and is currently negotiating a purchase and sale agreement. However, since any sale transaction remains subject to the execution of a definitive agreement, as well as certain due diligence and financing contingencies, there are no assurances that a near-term sale will be completed.

      The average occupancy level at Park South Apartments in Charlotte, North Carolina, was 92% for the quarter ended August 31, 1997. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a weakening in market conditions for existing properties in the greater Charlotte area over the past year. A significant number of new apartment units have been added to the overall Charlotte market during this time period, including several hundred new units which are in Park South's sub-market, and a substantial amount of additional units are either currently under construction or in the planning stages. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue for the near term. Notwithstanding the current market conditions, management believes that the long-term prospects for the Park South property remain positive due to the property's strong position within the marketplace and the region's outlook for job and population growth over the next several years. The current occupancy level is in line with the levels of the eight properties which compete directly with Park South.

      The first mortgage loan secured by Park South matures on December 28, 2001, however, it opens to prepayment without penalty on December 29, 1997. The owner of the Park South Apartments has recently indicated that it may prepay the first leasehold mortgage loan and repurchase the underlying land in early 1998 in conjunction with a sale of the property. However, there are no assurances that this sale transaction and the resulting prepayments of the Partnership's investments will occur within this time frame. The Partnership's Park South land investment contains a participation feature which entitles the Partnership to share in the appreciation of the property upon a sale or refinancing. Based on recent third-party valuations, this property has an estimated value that is higher than the Partnership's combined original loan and land investments. As a result, it is anticipated that the Partnership will realize its original net investments plus some portion of the appreciated value of the property when it is sold.

      At August 31, 1997, the Partnership had available cash and cash equivalents of $1,711,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loan receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership's net income decreased by $2,975,000 for the year ended August 31, 1997, when compared to the prior year. Net income decreased mainly due to a $1,378,000 gain recognized in the prior year in connection with the sale of the land underlying The Corner at Seven Corners Shopping Center and the fiscal 1996 recoveries of a $900,000 prior provision for possible investment loss with respect to the Martin Sunnyvale property and a $472,000 allowance for uncollectible amounts related to the Partnership's mortgage loans receivable. In addition, the Partnership's net income decreased due to reductions in interest from mortgage loans (prior to the prepayment penalty discussed below), land rent and interest and other income of $201,000, $85,000 and $76,000, respectively.
Interest from mortgage loans and land rent decreased primarily as a result of The Corner at Seven Corners and Willow Creek mortgage prepayments and related land sales which occurred in November 1995 and July 1997, respectively. Interest earned on cash equivalents decreased due to the inclusion of The Corner at Seven Corners' mortgage prepayment and land sale proceeds in the invested cash balances in the prior year pending the special distribution to the Limited Partners which was made on January 31, 1996. These unfavorable changes in net income were partially offset by the $122,000 penalty received by the Partnership from the July 1997 prepayment of the mortgage loan secured by the Willow Creek Apartments, as discussed further above, and by a decrease in management fees of $15,000. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distribution which followed the prepayment transaction involving The Corner at Seven Corners investments. Management fees will decline further in fiscal 1998 as a result of the distribution of the Willow Creek proceeds in August 1997.

      A $5,000 decrease in income from investment properties held for sale also contributed to the decrease in net income for fiscal 1997. Income from investment properties held for sale decreased mainly due to a $158,000 increase in property operating expenses which was partially offset by a $103,000 increase in rental income and expense reimbursements and a $44,000 decrease in property taxes and insurance expenses. Property operating expenses increased mainly due to an increase in leasing commissions associated with the three new tenants at the Martin Sunnyvale Research and Development Center and an increase in advertising expense at the Bell Forge Square Shopping Center due to the decline in occupancy from 100% at August 31, 1996 to 92% at August 31, 1997, as discussed further above. Property taxes and insurance expenses decreased primarily due to the receipt of prior years' property taxes refunds for Martin Sunnyvale during fiscal 1997. Rental income and expense reimbursements increased due to rental rate increases at both the Martin Sunnyvale and Bell Forge Square properties.

1996 Compared to 1995
---------------------

      The Partnership's net income increased by $24,000 for the year ended August 31, 1996, when compared to the prior year. This increase in net income was primarily due to a recovery of $900,000 from prior provisions for possible investment loss with respect to the Martin Sunnyvale property, a $472,000 recovery of an allowance for uncollectible amounts related to the Partnership's mortgage loans receivable and a gain of $1,378,000 recognized in fiscal 1996 in connection with the sale of the land underlying The Corner at Seven Corners Shopping Center. These favorable changes in net income were offset by a gain of $1,779,000 recognized in fiscal 1995 from the sale of the Cordova Creek Apartments, a decrease in income from investment properties held for sale of $240,000 and by reductions in interest earned on mortgage loans of $538,000 and land rent revenue of $310,000. Interest earned on mortgage loans and land rent revenue decreased as a result of The Corner at Seven Corners mortgage repayment and related land sale which occurred in November 1995. The declines in interest and land rent revenues were partially offset by a decrease of $84,000 in both management fees and general and administrative expenses. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distributions which followed the sales of the Cordova Creek Apartments and The Corner at Seven Corners investments. General and administrative expenses declined as a result of a decrease in certain required professional services during fiscal 1996.

      The decrease in income from operations of investment properties held for sale was primarily attributable to the inclusion of the operating results of the Cordova Creek Apartments, through the date of sale in April 1995, in the prior year's income. The decrease in income from Cordova Creek was partially offset by an increase in income at the Bell Forge Square Shopping Center. Net income increased at Bell Forge Square primarily due to an increase in rental income of $83,000 and a decrease in capital improvement expenditures of $88,000. Rental income increased due to an increase in occupancy from an average of 94% in fiscal 1995 to an average of 98% for fiscal 1996. Capital improvement expenditures were significantly higher in the prior year due to the repair and improvement of the property's exterior facade. In accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred.

      The $900,000 recovery of possible investment loss in fiscal 1996 resulted from the significant increase in the estimated fair value of the Martin Sunnyvale property due to the leasing activity and improving market conditions discussed further above. In accordance with the Partnership's policy of accounting for foreclosed assets, increases in the estimated fair value of such assets result in reductions of the related valuation allowance, but not below zero. The $472,000 balance of a general loan loss reserve was reversed during fiscal 1996 as well. Subsequent to the repayment in full of the mortgage loan secured by The Corner at Seven Corners Shopping Center in fiscal 1996, the Partnership's two remaining mortgage loans were secured by residential apartment properties. As a result of the continued improvement in the operating performance of these two properties and in the market for residential apartment properties in general, management determined that this reserve account was no longer required.

1995 Compared to 1994
---------------------

      The Partnership's net income increased by $1,625,000 for the year ended August 31, 1995, when compared to the prior year. The primary reason for the increase in net income was the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995 of $1,779,000. In addition, operating income increased by $125,000 primarily as a result of an increase in interest income on cash equivalents of $141,000. Interest income increased due to higher interest rates earned on invested cash reserves in fiscal 1995 when compared to the prior year and a significant increase in average cash balances as a result of the receipt and temporary investment of the Cordova Creek sale proceeds. The net proceeds from the Cordova Creek sale of $8.7 million were received in April 1995 and were invested pending the distribution to the Limited Partners which occurred in June 1995. In addition, land rent revenue increased by $46,000 due to an increase in additional rent received under the terms of The Corner at Seven Corners and Park South ground leases. The increases in interest income earned on short-term investments and land rent revenue were partially offset by an increase in general and administrative expenses of $74,000. General and administrative expenses increased mainly due to an increase in legal and other professional fees as a result of the potential environmental problem referred to above at the wholly-owned Martin Sunnyvale property.

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

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries, or requires its borrower to carry, comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties, including the groundwater contamination at the Martin Sunnyvale property described above, that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in its local market area. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the market. In many markets across the country development of new multi-family properties has increased significantly in the past year. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The R&D office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining real estate assets is critical to the Partnership's ability to realize the current estimated fair market values of such assets and to complete the liquidation of the Partnership on a timely basis. Demand by buyers of multi-family apartment, office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the quality and stability of the tenant roster, the terms of any long-term leases, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its twelfth full year of operations in 1997 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      The impact of inflation in future periods may be partially offset by an increase in revenues because the Partnership's land lease provides for additional rent based upon increases in the revenues of the related operating property which would tend to rise with inflation. Revenues from the Bell Forge Square Shopping Center and the Martin Sunnyvale Research and Development Center would also be expected to rise with inflation because the tenant leases contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales and property operating expenses. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   Elected
  Name                     Office                           Age    to Office
  ----                     ------                           ---    ---------
Bruce J. Rubin       President and Director                 38      8/22/96
Terrence E. Fancher  Director                               44     10/10/96
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    50     10/29/85
David F. Brooks      First Vice President and Assistant
                       Treasurer                            55      9/19/84*
Timothy J. Medlock   Vice President and Treasurer           36       8/4/89
Thomas W. Boland     Vice President and Controller          35      12/1/91
Dorothy F. Haughey   Secretary                              71      9/19/84*

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 4.5% to 6% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      The Adviser has been contracted to perform specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. Basic and asset management fees totalling $141,000 were earned for the year ended August 31, 1997.

      The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1997 is $184,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fee charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

     (b) A Current Report on Form 8-K dated July 16, 1997 was filed to report the repayment of the first leasehold mortgage loan secured by the Willow Creek Apartments and related sale of the Partnership's interest in the underlying land and is hereby incorporated herein by reference.


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

                           PAINE WEBBER QUALIFIED PLAN
                           PROPERTY FUND FOUR, LP


                           By:  Fourth Qualified Properties, Inc.
                                Managing General Partner



                           By:  /s/ Bruce J. Rubin
                                ------------------
                                Bruce J. Rubin
                                President and Chief Executive Officer




                           By:  /s/ Walter V. Arnold
                                --------------------
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer



                           By:  /s/ Thomas W. Boland
                                --------------------
                                Thomas W. Boland
                                Vice President and Controller



Dated:  November 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:/s/ Bruce J. Rubin                           Date:  November 26, 1997
   --------------------                                -----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date:  November 26, 1997
   -----------------------                             -----------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP


                                INDEX TO EXHIBITS

                                                          Page Number in the Report
Exhibit No.    Description of Document                    or Other Reference
-----------    -----------------------                    ------------------
(3) and (4)   Prospectus of the Registrant                Filed with the Commission
              dated December 3, 1985, supplemented,       pursuant to Rule 424(c)
              with particular reference to the            and incorporated herein by
              Restated Certificate and Agreement          reference.
              Limited Partnership.


(10)          Material contracts previously filed         Filed with the Commission
              as exhibits to registration statements      pursuant to Section 13 or 15(d)
              and amendments thereto of the registrant    of the Securities Exchange Act
              together with all such contracts filed      of 1934 and incorporated
              as exhibits of previously filed Forms       herein by reference.
              8-K and Forms 10-K are hereby
              incorporated herein by reference.


(13)          Annual Reports to Limited Partners          No Annual Report for the year
                                                          ended August 31, 1997 has been
                                                          sent to the Limited Partners.  An
                                                          Annual Report will be sent to the
                                                          Limited Partners subsequent to
                                                          this filing.


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

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference

Paine Webber Qualified Plan Property Fund Four, LP:

      Report of independent auditors                                     F-2

      Balance sheets as of August 31, 1997 and 1996                      F-3

      Statements of income for the years ended August 31, 1997,
        1996 and 1995                                                    F-4

      Statements of changes in partners' capital (deficit) for the years
        ended August 31, 1997, 1996 and 1995                             F-5

      Statements of cash flows for the years ended August 31, 1997,
        1996 and 1995                                                    F-6

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

                         REPORT OF INDEPENDENT AUDITORS



The Partners of
Paine Webber Qualified Plan Property Fund Four, LP:


      We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Four, LP as of August 31, 1997 and 1996, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Four, LP at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                /s/ ERNST & YOUNG LLP
                                                ---------------------
                                                ERNST & YOUNG LLP




Boston, Massachusetts
November 20, 1997

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                            August 31, 1997 and 1996
                      (In thousands, except per Unit data)

                                     ASSETS

                                                          1997          1996
                                                          ----          ----
Real estate investments:
   Investment properties held for sale, net
     of allowance for possible investment
     loss of $300                                     $ 12,100      $ 12,100
   Land                                                    770         1,115
   Mortgage loans                                        4,230         7,285
                                                      --------      --------
                                                        17,100        20,500

Cash and cash equivalents                                1,711         2,060
Interest receivable                                         32            60
Accounts receivable                                          9            14
Deferred expenses, net of accumulated
  amortization of $295 ($266 in 1996)                       70            99
Other assets                                                19            68
                                                      --------      --------
                                                      $ 18,941      $ 22,801
                                                      ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $     32      $     32
Accounts payable and accrued expenses                      190           201
Unearned rental income                                       3            26
Tenant security deposits                                    72            45
                                                      --------      --------
      Total liabilities                                    297           304

Partners' capital:
  General Partners:
   Capital contributions                                     1             1
   Cumulative net income                                   418           404
   Cumulative cash distributions                          (407)         (394)

  Limited Partners ($50 per Unit,
     896,993 Units issued):
   Capital contributions, net of  offering costs        40,309        40,309
   Cumulative net income                                33,496        32,033
   Cumulative cash distributions                       (55,173)      (49,856)
                                                      --------      --------
      Total partners' capital                           18,644        22,497
                                                      --------      --------
                                                      $ 18,941      $ 22,801
                                                      ========      ========








                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
               For the years ended August 31, 1997, 1996 and 1995
                      (In thousands, except per Unit data)

                                                  1997       1996        1995
                                                  ----       ----        ----
Revenues:
   Interest from mortgage loans              $     796   $    875   $   1,413
   Land rent                                       117        202         512
   Interest earned on cash equivalents
     and other income                              134        210         225
   Gain on sale of land                              -      1,378           -
                                             ---------   --------   ---------
                                                 1,047      2,665       2,150

Expenses:
   Management fees                                 141        156         240
   General and administrative                      429        424         508
   Amortization of deferred expenses                29         39          27
   Recovery of allowance for
     uncollectible amounts                           -       (472)          -
                                             ---------   --------   ---------
                                                   599        147         775
                                             ---------   --------   ---------
Operating income                                   448      2,518       1,375

Investment properties held for sale:
   Recovery of possible investment loss              -        900           -
   Gain on sale of investment property
     held for sale                                   -          -       1,779
   Income from investment properties
     held for sale, net                          1,029      1,034       1,274
                                             ---------   --------   ---------
                                                 1,029      1,934       3,053
                                             ---------   --------   ---------
Net income                                   $   1,477   $  4,452   $   4,428
                                             =========   ========   =========

Net income per Limited Partnership Unit         $ 1.63     $ 4.91     $  4.89
                                                ======     ======     =======

Cash distributions per Limited
 Partnership Unit                               $ 5.93     $12.47      $13.75
                                                ======     ======      ======



The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each year.












                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1997, 1996 and 1995
                                 (In thousands)


                                         General     Limited
                                         Partners    Partners      Total
                                         --------    --------      -----
Balance at August 31, 1994                $  (35)   $ 37,215    $ 37,180

Net income                                    45       4,383       4,428

Cash distributions                           (28)    (12,333)    (12,361)
                                          ------    --------    --------

Balance at August 31, 1995                   (18)     29,265      29,247

Net income                                    45       4,407       4,452

Cash distributions                           (16)    (11,186)    (11,202)
                                          ------    --------    --------

Balance at August 31, 1996                    11      22,486      22,497

Net income                                    14       1,463       1,477

Cash distributions                           (13)     (5,317)     (5,330)
                                          ------    --------    --------

Balance at August 31, 1997                $   12    $ 18,632    $ 18,644
                                          ======    ========    ========
























                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1997        1996        1995
                                                 ----        ----        ----

Cash flows from operating activities:
   Net income                                $  1,477    $  4,452    $  4,428
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Recovery of allowance for
       uncollectible amounts                        -        (472)          -
     Recovery of possible investment loss           -        (900)          -
     Gain on sale of land                           -      (1,378)          -
     Gain on sale of investment property
       held for sale                                -           -      (1,779)
     Amortization of deferred expenses             29          39          27
     Changes in assets and liabilities:
       Interest receivable                         28          58           -
       Accounts receivable                          5           9          14
       Tax and tenant security deposits escrows     -           -          94
       Other assets                                49         (25)         43
       Accounts payable - affiliates                -         (12)        (12)
       Accounts payable and accrued expenses      (11)         64           7
       Tenant security deposits                    27          (2)        (22)
       Unearned rental income                     (23)          -           -
       Other liabilities                            -         (50)         50
                                              -------     -------     -------
         Total adjustments                        104      (2,669)     (1,578)
                                              -------     -------     -------
         Net cash provided by
           operating activities                 1,581       1,783       2,850
                                              -------     -------     -------

Cash flows from investing activities:
   Net proceeds from sale of land                 345       3,440           -
   Repayment of mortgage loan receivable        3,055       6,188           -
   Net proceeds from sale of
     investment property held for sale              -           -       8,680
                                              -------     -------     --------
         Net cash provided by
          investing activities                  3,400       9,628       8,680
                                              -------     -------     -------
Cash flows from financing activities:
   Distributions to partners                  (5,330)     (11,202)    (12,361)
                                             -------      -------     -------

Net (decrease) increase in cash and
  cash equivalents                             (349)          209        (831)

Cash and cash equivalents,
  beginning of year                           2,060         1,851       2,682
                                            -------       -------     -------

Cash and cash equivalents,
  end of year                               $ 1,711       $ 2,060     $ 1,851
                                            =======       =======     =======



                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Nature of Operations
     -------------------------------------

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating investment properties. To date, the Partnership has sold or been prepaid on its investments with respect to three of the original operating properties. As of August 31, 1997, one of the Partnership's mortgage loan and land lease investments on the original properties was still outstanding, and the Partnership owned two operating properties directly as a result of foreclosing under the terms of its mortgage loans receivable. See Notes 4 and 5 for a further discussion of the Partnership's outstanding real estate investments.

      As discussed further in Notes 4 and 5, the Partnership is in the process of actively marketing its two wholly-owned properties for sale and expects to be prepaid during fiscal 1998 on the remaining mortgage loan and land investments. The disposition of all of the remaining real estate assets would be followed by a liquidation of the Partnership which could be accomplished prior to the end of fiscal 1998. There are no assurances, however, that the disposition of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.   Use of Estimates and Summary of Significant Accounting Policies
     ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended August 31, 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership's investments in land subject to ground leases are carried at cost or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

      Investment properties held for sale represent assets acquired by the Partnership through foreclosure proceedings on first mortgage loans. In accordance with SFAS No. 121, the Partnership's policy is to carry these assets at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the assets at the date of foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. All costs incurred to hold the assets, including capital improvements and leasing costs, are charged to expense and no depreciation expense is recorded.

      Mortgage loans receivable are carried at the lower of cost or fair value. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent. In addition, a general loan loss reserve of $860,000 was recorded in fiscal 1990 reflecting management's assessment of the general credit risk applicable to the Partnership's portfolio of mortgage loan investments taken as a whole. During fiscal 1991, $388,000 of this loan loss reserve was reversed due to the acquisition of certain properties through foreclosure on the outstanding mortgage loans receivable. In fiscal 1996, the remainder of this loan loss reserve of $472,000 was reversed as a result of continued improvements in the operating performances of the underlying collateral properties and in real estate market conditions in general.

      Deferred   expenses   represent   acquisition  fees  paid  to  PaineWebber
Properties Incorporated (the "Adviser") as compensation for analyzing, structuring and negotiating the Partnership's real estate investments. These fees are being amortized using the straight-line method over the term of the remaining mortgage loan receivable, of thirteen years. Deferred expenses attributable to investments that are sold or prepaid are fully amortized in the year of disposal.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The mortgage loans receivable and cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates its fair value as of August 31, 1997 and 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's mortgage loans receivable is provided in Note 4. The fair value of mortgage loans receivable is estimated using discounted cash flow analysis and further considers independent appraisals of the underlying collateral properties (see Note 4 for a further discussion).

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   The Partnership Agreement and Related Party Transactions
     --------------------------------------------------------

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

      The Adviser has been contracted to perform specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. Basic and asset management fees totalling $141,000, $156,000 and $240,000 were earned for the years ended August 31, 1997, 1996 and 1995, respectively. Accounts payable - affiliates at both August 31, 1997 and 1996 consists of management fees of $32,000 payable to the Adviser.

      The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      Included in general and administrative expenses for the years ended August 31, 1997, 1996 and 1995 is $184,000, $169,000 and $207,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000, $15,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.   Real Estate Investments
     -----------------------

      The following first mortgage loans were outstanding at August 31, 1997 and 1996 (in thousands):

                                                                           Date of
                           Amount of Loan                                  Loan and
         Property          1997      1996        Interest Rate             Maturity
         --------          ----      ----        -------------             --------
      Willow Creek       $    -   $ 3,055        Years 1 to 5 - 10.50%     10/31/85
      Apartments                                 Thereafter 11%            10/31/00
      Wichita, KS (1)

      Park South          4,230     4,230        9%                        12/29/88
      Apartments                                                           12/28/01
      Charlotte, NC
                        -------   -------
                        $ 4,230   $ 7,285
                        =======   =======


(1) As discussed further below, the mortgage loan secured by the Willow Creek Apartments was prepaid on July 16, 1997.

      The remaining loan is secured by a first mortgage on the Park South property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The first mortgage loan secured by the Park South Apartments is scheduled to mature on December 28, 2001, however, it opens to prepayment without penalty on December 29, 1997. Subsequent to the end of fiscal 1997, the owner of the Park South Apartments has indicated that it may prepay the first leasehold mortgage loan and repurchase the underlying land described below in early 1998 in conjunction with a sale of the property. There are no assurances, however, that this sale transaction and the resulting prepayment of the Partnership's investments will occur within this time frame. The fair value of the Park South loan approximates its carrying value as of August 31, 1997.

      In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1997 and 1996 (in thousands):

                                      Cost of Land
                                   to the Partnership
            Property               1997          1996      Annual Base Rent
            --------               ----          ----      ----------------

      Willow Creek Apartments    $    -       $   345      Years 1 to 5 - $36
      Wichita, KS (1)                                      Thereafter - $38

      Park South Apartments (2)     770           770         $  69
      Charlotte, NC
                                 ------       -------
                                 $  770       $ 1,115
                                 ======       =======

(1)As discussed further below, the Partnership sold the land underlying the Willow Creek Apartments on July 16, 1997.

(2)The Partnership owns a 77% interest in the land underlying the Park South Apartments and has an equivalent interest in the first mortgage loan secured by the improvements. The remaining 23% interest in the land and mortgage loan receivable is owned by an affiliated partnership, PaineWebber Mortgage Partners Five, L.P.

      The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon gross revenues from the operating properties in excess of a base amount, as defined. During fiscal 1995, the Partnership received additional rent of $126,000 from The Corner at Seven Corners Shopping Center land investment (see discussion below). In addition, during fiscal 1997, 1996 and 1995, the Partnership received additional rent of $13,000, $44,000 and $47,000, respectively, from the Park South Apartments land investment. The remaining lessee has the option to purchase the land for a specified period of time, beginning in December of 1997, at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

      The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the property as they increase above a specified base amount. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to repurchase the land, the Partnership will receive a 50% share of the appreciation above a specified base amount.

      During the quarter ended May 31, 1997, the owner of the Willow Creek Apartments had given notice of an intent to repurchase the underlying land from the Partnership and prepay its first leasehold mortgage loan which was scheduled to mature on October 31, 2000. On July 16, 1997, the Partnership received $3,055,000 from the Willow Creek borrower, which represented the full repayment of the first leasehold mortgage loan secured by the Willow Creek Apartments. Simultaneously, the Willow Creek owner purchased the Partnership's interest in the underlying land at a price equal to the Partnership's cost basis in the land of $345,000. In addition, the Partnership received a mortgage loan prepayment penalty of 4% of the mortgage note balance, or $122,200, and a land lease termination fee of $13,800 in accordance with the terms of the agreements. Although the structure of the Partnership's original investment in Willow Creek entitled the Partnership to participate in the appreciated value of the property upon a sale or refinancing, the value of the property had not increased to a level at which the Partnership would receive a participation payment. The proceeds of this transaction were distributed to the Limited Partners on August 15, 1997 in the form of a special distribution of $90 per original $1,000 investment. Of this amount, approximately $79 represented the net proceeds from the Willow Creek transaction and approximately $11 represented a distribution of Partnership reserves that exceeded future requirements.

      The mortgage loan secured by The Corner at Seven Corners Shopping Center became prepayable in February 1995. On December 16, 1994, the borrower notified the Partnership of its intent to prepay the loan and exercise the option to purchase the land in conjunction with a refinancing of the operating property. During fiscal 1996, the Partnership and the borrower agreed to terms for the repayment of the mortgage loan and purchase of the underlying land. The terms of the transaction included the full repayment of the Partnership's mortgage loan of $6,188,000 and the payment of $3,440,000 for obligations owing under the ground lease, representing the repurchase of the $2,062,000 ground investment and $1,378,000 as the Partnership's share of the appreciation in value of the property. On November 22, 1995, the transaction closed and the Partnership received gross proceeds of $9.6 million. The proceeds of this transaction, in the amount of $214 per original $1,000 investment, were distributed to the Limited Partners in the second quarter of fiscal 1996.

5.   Investment Properties Held for Sale
     -----------------------------------

      At August 31, 1997 and 1996, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of the first mortgage loans held by the Partnership. In addition, the Partnership sold an operating investment property which it had owned directly during fiscal 1995. The balance of investment properties held for sale on the accompanying balance sheet at August 31, 1997 and 1996 is comprised of the following net carrying values (in thousands):

                                                    1997             1996
                                                    ----             ----
      Martin Sunnyvale Research and
        Development Center                       $  3,400          $  3,400
      Bell Forge Square Shopping Center             8,700             8,700
                                                 --------          --------
                                                 $ 12,100          $ 12,100
                                                 ========          ========

      The Partnership complies with the guidelines set forth in SFAS No. 121 (see Note 2) to account for its investment properties held for sale. Under SFAS No. 121, a foreclosed asset deemed to be held for sale is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. As of August 31, 1997, the aggregate cost basis of the investment properties held for sale for federal income tax purposes is approximately $15,053,000.

      Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

Martin Sunnyvale Research and Development Center
------------------------------------------------

      On July 12, 1991, the Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property, which was 100% occupied as of August 31, 1997, is comprised of 39,286 leasable square feet and is located in Sunnyvale, California. No leases expire at the property until April 30, 1999. The Partnership recognized a loss on foreclosure of $1,742,000 in fiscal 1991 in connection with its acquisition of the property. The loss consisted of a write-down of $1,700,000 to the combined cost basis of the land and the face amount of the mortgage loan and a $42,000 write-off of the unamortized balance of deferred expenses incurred in connection with the original acquisition of the investment in 1985. The $1,700,000 write-down reflected management's estimate of the fair value of the investment property, net of selling expenses, at the date of the foreclosure. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to this estimate of $3,400,000, and reclassified to investment properties held for sale. During fiscal 1994, 1993 and 1992, the Partnership recorded provisions for possible investment loss of $150,000, $550,000 and $200,000, respectively, to write down the carrying value of the Martin Sunnyvale investment property to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeded the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 effective in the fourth quarter of fiscal 1996. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheets as of August 31, 1997 and 1996.

      During fiscal 1997, the Partnership contracted with a national real estate firm with a strong background in selling R&D office buildings to market Martin Sunnyvale for sale. The property was marketed extensively during the second half of fiscal 1997, and the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and, subsequent to year-end, negotiated a purchase and sale agreement. Based upon the current estimated market value of the Martin Sunnyvale property, the Partnership expects to recognize a sizable gain if a sale transaction is completed in the near-term. However, since the sale transaction remains subject to certain due diligence and financing contingencies, there are no assurances that a near-term sale will be completed.

      During fiscal 1994, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. This matter is not expected to affect the possible near-term sale of the operating investment property discussed further above.

Bell Forge Square Shopping Center
---------------------------------

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 92% occupied as of August 31, 1997, is comprised of 126,890 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. The Partnership recognized a loss in fiscal 1991 of $101,000, representing the write-off of the unamortized balance of deferred expenses incurred in connection with the original acquisition of the Bell Forge Square investment. The combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at August 31, 1997 and 1996.

      During fiscal 1997, the Partnership hired a Nashville-based real estate firm specializing in the sale of retail properties to market Bell Forge Square Shopping Center for sale. This property was also marketed extensively during the second half of fiscal 1997. As a result of these efforts, the Partnership received offers from two prospective third-party buyers. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and is negotiating a purchase and sale agreement. Based on the current estimated market value of the Bell forge Square property, the Partnership expects to realize an amount equal to or greater than the net carrying value of the operating investment property if a sale transaction is completed in the near-term. However, since any sale transaction remains subject to the execution of a definitive agreement, as well as certain due diligence and financing contingencies, there are no assurances that a near-term sale will be completed.

Cordova Creek Apartments
------------------------

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

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Cordova Creek Apartments (through the date of sale), Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the years ended August 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                1997       1996         1995
                                                ----       ----         ----
      Rental income and expense
        reimbursements                        $1,552     $1,449       $2,121
      Other income                               283        277          282
                                              ------     ------       ------
                                               1,835      1,726        2,403

      Property operating expenses (1)            619        461          774
      Property taxes and insurance               187        231          329
                                              ------     ------       ------
                                                 806        692        1,103
                                              ------     ------       ------
      Income from operations, net             $1,029     $1,034       $1,300
                                              ======     ======       ======

      Partnership's share of combined
        operations                            $1,029     $1,034       $1,274
      QP3's share of Cordova Creek
        operations                                 -          -           26
                                              ------     ------       ------
                                              $1,029     $1,034       $1,300
                                              ======     ======       ======

(1) As discussed in Note 2, in accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred. Included in property operating expenses for the years ended August 31, 1997, 1996 and 1995 is capital improvement costs of $246,000, $239,000 and $326,000, respectively.

6.   Leases
     ------

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

    Year ending August 31,          Amount
    ----------------------          ------
        1998                        $1,600
        1999                         1,407
        2000                         1,089
        2001                           924
        2002                           586
        Thereafter                     778
                                    ------
                                    $6,384
                                    ======

7.   Subsequent Event
     ----------------

      On October 15, 1997, the Partnership distributed $3,000 to the General Partners, $320,000 to the Limited Partners and paid $3,000 to the Adviser as an asset management fee for the quarter ended August 31, 1997.

Schedule III - Real Estate Owned

               Paine Webber Qualified Plan Property Fund Four, LP
                                 August 31, 1997
                                 (In thousands)

                                         Gross Amount at
                       Cost of           Which Carried   Date of
                       Investment to     at Close of     Original    Size of
Description (A)        Partnership (B)   Period  (B)     Investment  Investment
---------------        ---------------   -----------     ----------  ----------
Research and             $  5,100        $ 3,400 (1)     12/20/85    2.5 acres
  Development Center                                                 39,286
Sunnyvale, CA                                                        sq. ft.


Shopping Center             9,000          9,000 (2)      4/29/86    11 acres
Nashville, TN                                                        126,890
                                                                     sq. ft.

Land underlying               770            770         12/29/88    19 acres
  apartment complex
Charlotte, NC            --------        -------
                          $14,870        $13,170
                         ========        =======
Notes:

  (A) Senior mortgages on the properties related to the land investments listed above are held by Paine Webber Qualified Plan Property Fund Four, LP as of August 31, 1997. See Schedule IV.

  (B) These amounts represent the cost of each investment and the gross amount at which the investment is carried on the balance sheet as of August 31, 1997. The aggregate cost of the investments for federal income tax purposes is approximately $15,823,000.

  (C) Reconciliation of real estate owned:

                                            1997        1996         1995
                                            ----        ----         ----

      Balance at beginning of year       $13,515    $ 15,577      $22,478
      Sale of land and investment
        property (3)                        (345)     (2,062)      (6,901)
                                         -------    --------      -------
      Balance at end of year             $13,170    $ 13,515      $15,577
                                         =======    ========      =======

 (1)The Partnership foreclosed on the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The combined cost of the land and the face amount of the mortgage loan were estimated by management to be greater than the fair value of the investment, net of selling costs, at the date of foreclosure by $1,700,000. During fiscal 1994, 1993 and 1992, the Partnership recorded provisions for possible investment loss of $150,000, $550,000 and $200,000, respectively, to provide for further declines in the estimated fair value, net of selling expenses, of the Martin Sunnyvale investment property. During fiscal 1996, the Partnership recorded a recovery of possible investment loss of $900,000 to reverse the existing allowance account as a result of a significant increase in the estimated fair value of the operating property. The carrying value of $3,400,000 is included in the balance of investment properties held for sale on the accompanying balance sheet at August 31, 1997. See discussion in Note 5 to the financial statements.

 (2)On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The fair value of the investment, net of estimated selling costs, at the date of foreclosure was estimated to be approximately equal to the combined cost of the land and face amount of the mortgage loan. At August 31, 1991, the balance of the mortgage loan and land investments of $9,000,000 was reclassified to investment property subject to acquisition by foreclosure. During fiscal 1992, the Partnership recorded a provision for possible investment loss of $600,000 to provide for a decline in the estimated fair value, net of selling costs, of the Bell Forge Square investment property. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the property. The net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheet as of August 31, 1997. See discussion in Note 5 to the financial statements.

 (3)See discussion in Notes 4 and 5 to the financial statements regarding the fiscal 1997 sale of the land underlying the Willow Creek Apartments, the fiscal 1996 sale of the land underlying The Corner at Seven Corners Shopping Center and the fiscal 1995 sale of the Cordova Creek Apartments.

Schedule IV - Investments in Mortgage Loans on Real Estate

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                                 August 31, 1997
                                 (In thousands)
                                                                                               Principal
                                                                                               amount of
                                                                                               loans subject
                                                  Periodic         Face         Carrying       to delinquent
                   Interest  Final maturity       payment          amount       of amount      of principal
Description        rate           date            terms            mortgage     mortgage       or interest
-----------        --------  -----------------    ------           --------     --------       -----------
First Mortgage Loan:

Apartment Complex     9%     December 28, 2001   Interest monthly,  $  4,230    $  4,230           -
Charlotte, NC                                    principal at
                                                 maturity

TOTALS                                                              --------    --------
                                                                    $  4,230    $  4,230
                                                                    ========    ========

                                                        1997        1996        1995
                                                        ----        ----        ----
Balance at beginning of year                        $  7,285     $13,001     $13,001
Additions during the year (1)                              -         472           -
Reductions during year (2)                            (3,055)     (6,188)          -
                                                    --------     -------     -------
Balance at end of year                              $  4,230    $  7,285     $13,001
                                                    ========    ========     =======


  (1) See Notes 2 and 4 to the accompanying financial statements for information regarding the fiscal 1996 adjustment of a certain valuation account related to the outstanding mortgage loans receivable.

  (2) As discussed further in Note 4 to the accompanying financial statements, the Partnership's mortgage loans receivable secured by the Willow Creek
      Apartments and The Corner at Seven Corners Shopping Center were repaid in full on July 16, 1997 and November 22, 1995, respectively.