Form 10-Q
period 1997-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1998-01-12
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

      |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      ---
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                       OR

      |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from______to ______.

                         Commission File Number: 0-15036

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     04-2841746
               --------                                     ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts  02110
-------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                November 30, 1997 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                               November 30    August 31
                                               -----------    ---------

Real estate investments:
   Investment properties held for sale, net      $12,100      $12,100
   Land                                              770          770
   Mortgage loans                                  4,230        4,230
                                                 -------      -------
                                                  17,100       17,100

Cash and cash equivalents                          1,774        1,711
Interest receivable                                   32           32
Accounts receivable                                   17            9
Deferred expenses, net                                66           70
Other assets                                          17           19
                                                 -------      -------
                                                 $19,006      $18,941
                                                 =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $    28      $    32
Accounts payable and accrued expenses                193          190
Unearned rental income                                 1            3
Tenant security deposits                              72           72
Partners' capital                                 18,712       18,644
                                                 -------      -------
                                                 $19,006      $18,941
                                                 =======      =======













                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                              1997           1996
                                              ----           ----

Revenues:
   Interest from mortgage loans             $    95          $   179
   Land rent                                     36               27
   Other interest income                         24               25
                                            -------          -------
                                                155              231

Expenses:
   Management fees                               30               35
   General and administrative                    85               94
   Amortization of deferred expenses              4                5
                                            -------          -------
                                                119              134
                                            -------          -------

Operating income                                 36               97

Income from operations of investment
   properties held for sale, net                355              222
                                            -------          -------

Net income                                  $   391          $   319
                                            =======          =======

Net income per Limited
  Partnership Unit                            $0.43            $0.35
                                              =====            =====

Cash distributions per Limited
  Partnership Unit                            $0.36            $0.36
                                              =====            =====

      The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.








                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                              General     Limited
                                              Partners    Partners
                                              --------    --------

Balance at August 31, 1996                      $  11      $22,486
Net income                                          3          316
Cash distributions                                 (3)        (320)
                                                -----      -------
Balance at November 30, 1996                    $  11      $22,482
                                                =====      =======

Balance at August 31, 1997                      $  12      $18,632
Net income                                          4          387
Cash distributions                                 (3)        (320)
                                                -----      -------
Balance at November 30, 1997                    $  13      $18,699
                                                =====      =======

























                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                    1997          1996
                                                    ----          ----
Cash flows from operating activities:
  Net income                                      $   391        $   319
  Adjustments to reconcile net income
     to net cash provided by operating activities:
   Amortization of deferred expenses                    4              5
   Changes in assets and liabilities:
    Accounts receivable                                (8)           (47)
    Other assets                                        2            (36)
    Accounts payable - affiliates                      (4)             -
    Accounts payable and accrued expenses               3            (15)
    Unearned rental income                             (2)           (26)
    Tenant security deposits                            -             27
                                                  -------        -------
      Total adjustments                                (5)           (92)
                                                  -------        -------
      Net cash provided by operating activities       386            227

Cash flows from financing activities:
  Distributions to partners                          (323)          (323)
                                                  -------        -------

Net increase (decrease) in cash and cash equivalents   63            (96)

Cash and cash equivalents, beginning of period      1,711          2,060
                                                  -------       --------

Cash and cash equivalents, end of period          $ 1,774       $  1,964
                                                  =======       ========












                             See accompanying notes.

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                          Notes to Financial Statements
                                   (Unaudited)



1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1997 and August 31, 1997 and revenues and expenses for the three months ended November 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The outstanding first mortgage loan and the cost of the related land to the Partnership at November 30, 1997 and August 31, 1997 are as follows (in thousands):

                                          Amount of
         Property                         Mortgage Loan     Cost of Land
         --------                         -------------     ------------
      Park South Apartments
        Charlotte, North Carolina           $4,230             $  770

      The loan is secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity on December 28, 2001. The annual interest rate on the Park South mortgage loan is 9%. The land lease has a term of 40 years. Among the provisions of the lease agreement, the
Partnership is entitled to additional rent based upon gross revenues of the underlying property in excess of a base amount, as defined. During the three months ended November 30, 1997, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $19,000. The Partnership received no additional rent for the three months ended November 30, 1996. The lessee has the option to purchase the land for a specified period of time, beginning in December 1997, at a price based on fair market value, as defined, but not less than the original cost to the Partnership. The Partnership's investment is structured to share in the appreciation in the value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 50% share of the appreciation above a specified base amount.

      The fair value of the Park South loan, which became prepayable subsequent to the end of the first quarter, in December 1997, has been estimated using discounted cash flow analysis and approximated the loan's carrying value as of November 30, 1997 and August 31, 1997.

3.  Investment Properties Held for Sale
    -----------------------------------

      Martin Sunnyvale Research and Development Center
      ------------------------------------------------

      The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet, is located in Sunnyvale, California and was 100% leased as of November 30, 1997. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Subsequent to the date of the foreclosure and through August 31, 1994, the Partnership had recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to $2,500,000 to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeded the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 effective in the fourth quarter of fiscal 1996. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheets as of November 30, 1997 and August 31, 1997.

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

      Bell Forge Square Shopping Center
      ---------------------------------

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 98% occupied as of November 30, 1997, is comprised of 130,470 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. Accordingly, the combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at November 30, 1997 and August 31, 1997.

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the three months ended November 30, 1997 and 1996 are as follows (in thousands):

                                           1997              1996
                                           ----              ----

      Revenues:
        Rental income                    $   400           $   385
        Other income                          73                89
                                         -------           -------
                                             473               474
      Expenses:
        Property operating expenses           64               212
        Property taxes and insurance          54                40
                                         -------           -------
                                             118               252
                                         -------           -------

      Income from operations, net        $   355           $   222
                                         =======           =======

      Property operating expenses for the three months ended November 30, 1996 include capital improvement costs of $154,000.

4.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $30,000 and $35,000 for the three-month periods ended November 30, 1997 and 1996, respectively. Accounts payable - affiliates at November 30, 1997 and August 31, 1997 consists of management fees of $28,000 and $32,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the three months ended November 30, 1997 and 1996 is $44,000 and $47,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended November 30, 1997 and 1996 is $1,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The Partnership has three remaining real estate investments, only one of which, Park South Apartments, is still in its original structure of a first leasehold mortgage loan and land investment. The Partnership assumed direct ownership of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center properties following foreclosure proceedings resulting from defaults under the terms of the Partnership's first leasehold mortgage loans. As discussed further below, the Partnership has determined that it may be the appropriate time to sell both of these wholly-owned assets. Furthermore, as discussed further below, the borrower of the mortgage loan secured by Park South has indicated an intent to prepay the loan and repurchase the underlying land in early calendar year 1998. As a result of these circumstances, it is possible that the disposition of the remaining real estate assets and a liquidation of the Partnership will be accomplished in fiscal 1998. There are no assurances, however, that the disposition of the remaining investments and the liquidation of the Partnership will be completed within this time frame. The net proceeds from any future sales and financing transactions will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

      Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 95% for the quarter ended November 30, 1997, an increase from 92% for the quarter ended August 31, 1997. The property management team attributes the increase in occupancy to the continued selective use of rental concessions on new leases and conservative rental rate increases on renewals. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a weakening in market conditions for existing properties in the greater Charlotte area over the past year. A significant number of new apartment units have been added to the overall Charlotte market during this time period, including several hundred new units which are in Park South's sub-market, and a substantial amount of additional units are either currently under construction or in the planning stages. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue for the near term. Notwithstanding the current market conditions, management believes that the long-term prospects for the Park South property remain positive due to the property's strong position within the marketplace and the region's outlook for job and population growth over the next several years.

      The first mortgage loan secured by Park South matures on December 28, 2001; however, it opened to prepayment without penalty subsequent to the quarter-end, on December 29, 1997. The owner of the Park South Apartments has recently indicated that it may prepay the first leasehold mortgage loan and repurchase the underlying land in early 1998 in conjunction with a sale of the property to an unrelated third party. However, there are no assurances that this sale transaction and the resulting prepayments of the Partnership's investments will occur within this time frame. The Partnership's Park South land investment contains a participation feature which entitles the Partnership to share in the appreciation of the property upon a sale or refinancing. Based on recent third-party valuations, this property has an estimated value that is higher than the Partnership's combined original investments. As a result, it is anticipated that the Partnership will realize its original net investments plus some portion of the appreciated value of the property when it is sold or refinanced.

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center remained 100% leased as of November 30, 1997. No leases expire at the property until April 30, 1999. The largest tenant at Martin Sunnyvale vacated 17,784 square feet when its lease expired at the beginning of November 1996. However, a replacement tenant executed a five-year lease through November 2001 for the entire 17,784 square foot space at an average rental rate which is 40% higher than the previous tenant had been paying. This transaction completed the successful re-leasing of the three tenant spaces at the property. The other two spaces were re-leased during fiscal 1996 at rental rates 40% and 60% higher than the previous leases. As a result of the significant increase in rental income, the market value of the Martin Sunnyvale property has increased substantially over the past two years. Accordingly, management believes that this would be the appropriate time to sell the property. As previously reported, the Partnership contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the property for sale. The property was marketed extensively during fiscal year
1997, and the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated and executed a purchase and sale agreement during the first quarter of fiscal 1998. The sale remained subject to the satisfactory completion of the buyer's due diligence which was scheduled to be completed in December 1997. At the conclusion of the buyer's due diligence period, the offer to purchase the property was withdrawn. Management now intends to re-market the property during the second quarter of fiscal 1998.

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

      At the Partnership's other wholly-owned investment property, Bell Forge Square Shopping Center in Nashville, Tennessee, the occupancy level improved to 98% as of November 30, 1997, up from 92% as of August 31, 1997. A 6,000 square foot sports grill opened for business during the quarter ended November 30, 1997. In addition, renewal negotiations are ongoing with a 3,300 square foot furniture store, whose lease expires in August 1998, and with a 3,165 square foot hot tub dealership, whose lease expires in September 1998. As previously reported, although Discovery Zone, which occupies 9% of the center's net rentable area, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code, it continues to pay its post-petition rent and operate its store at Bell Forge Square. While there are likely to be some store closings as part of the company's bankruptcy reorganization plan, it is uncertain at this time whether the Bell Forge Square location would be affected by such actions.

      As discussed further in the Annual Report, the Partnership decided to explore potential opportunities to sell the Bell Forge Square property during fiscal 1997 and hired a Nashville-based real estate firm specializing in the sale of retail properties to market the property for sale. As part of this firm's marketing efforts, the Partnership received offers from two prospective third-party buyers. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated a purchase and sale agreement which was executed subsequent to the quarter-end. However, since any sale transaction remains subject to certain due diligence contingencies, there are no assurances that a near-term sale will be completed.

      At November 30, 1997, the Partnership had available cash and cash equivalents of $1,774,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate and mortgage loan investments, the repayment of the mortgage loan receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended November 30, 1997
------------------------------------

      The Partnership reported net income of $391,000 for the three months ended November 30, 1997, as compared to net income of $319,000 for the same period in the prior year. This $72,000 increase in net income is attributable to a $133,000 increase in net income from the operations of investment properties held for sale (Martin Sunnyvale and Bell Forge Square). Net income from the operations of investment properties held for sale increased primarily due to a decrease in property operating expenses. Property operating expenses decreased due to a reduction in capital improvement expenditures of $154,000 at the Bell Forge property. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred.

      The increase in income from operating properties held for sale was partially offset by a decrease in the Partnership's operating income of $61,000. The Partnership's operating income decreased primarily due to a decrease in interest from mortgage loans of $84,000. Interest from mortgage loans decreased as a result of the repayment of the Willow Creek first leasehold mortgage loan on July 16, 1997 and the sale of the related land. The decrease in interest from mortgage loans was partially offset by an increase in land rent revenue despite the termination of the ground lease on Willow Creek. Land rent revenue increased due to the $19,000 in additional rent received from the Park South Apartments during the quarter ended November 30, 1997. No additional land rent was received during the first quarter of the prior fiscal year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings     NONE

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




Dated:  January 9, 1998