Form 10-Q
period 1998-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1998-04-13
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

      |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      ---
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

      |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ________ to _________.

                         Commission File Number: 0-15036

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
             (Exact name of registrant as specified in its charter)

               Delaware                                          04-2841746
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

--------------------------------------------------------------------------------
265 Franklin Street, Boston, Massachusetts                      02110
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                                 BALANCE SHEETS
                February 28, 1998 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                February 28    August 31
                                                -----------    ---------

Real estate investments:
   Investment properties held for sale, net      $12,100      $12,100
   Land                                                -          770
   Mortgage loan                                       -        4,230
                                                 -------      -------
                                                  12,100       17,100

Cash and cash equivalents                          1,820        1,711
Interest receivable                                    -           32
Accounts receivable                                   19            9
Deferred expenses, net                                 -           70
Other assets                                           7           19
                                                 -------      -------
                                                 $13,946      $18,941
                                                 =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $    28     $     32
Accounts payable and accrued expenses                 78          190
Unearned rental income                                 3            3
Tenant security deposits                              75           72
Partners' capital                                 13,762       18,644
                                                 -------     --------
                                                 $13,946      $18,941
                                                 =======      =======













                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
          For the three and six months ended February 28, 1998 and 1997
               (Unaudited) (In thousands, except per Unit amounts)

                                 Three Months Ended      Six Months Ended
                                    February 28,           February 28,
                                -------------------   --------------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----

Revenues:
   Interest from mortgage
     loans                     $   53     $   179       $  148    $   358
   Land rent                       78          27          114         54
   Interest and other income       68          23           92         48
                               ------     -------       ------    -------
                                  199         229          354        460

Expenses:
   Management fees                 30          36           60         71
   General and administrative      94          76          179        171
   Amortization of deferred
     expenses                      66           5           70          9
                               ------     -------       ------    -------
                                  190         117          309        251
                               ------     -------       ------    -------

Operating income                    9         112           45        209

Income from operations of
   investment properties
   held for sale, net             345         150          700        372

Gain on sale of land            1,516           -        1,516          -
                               ------     -------       ------    -------

Net income                     $1,870     $   262       $2,261    $   581
                               ======     =======       ======    =======

Net income per Limited
  Partnership Unit             $ 2.06     $ 0.29        $ 2.49    $  0.64
                               ======     ======        ======    =======

Cash distributions per
  Limited Partnership Unit     $ 7.60     $ 0.35        $ 7.96    $  0.71
                               ======     ======        ======    =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.




                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the six months ended February 28, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                               General    Limited
                                               Partners   Partners
                                               --------   --------

Balance at August 31, 1996                      $  11      $22,486
Net income                                          6          575
Cash distributions                                 (7)        (640)
                                                -----      -------
Balance at February 28, 1997                    $  10      $22,421
                                                =====      =======

Balance at August 31, 1997                      $  12      $18,632
Net income                                         23        2,238
Cash distributions                                 (6)      (7,137)
                                                -----      -------
Balance at February 28, 1998                    $  29      $13,733
                                                =====      =======

























                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
         For the six months ended February 28, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                     1998           1997
                                                     ----           ----
Cash flows from operating activities:
  Net income                                     $  2,261       $    581
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Gain on sale of land                          (1,516)             -
     Amortization of deferred expenses                 70             10
     Changes in assets and liabilities:
        Interest receivable                            32              -
        Accounts receivable                           (10)           (33)
        Other assets                                   12              3
        Accounts payable - affiliates                  (4)             -
        Accounts payable and accrued expenses        (112)          (152)
        Unearned rental income                          -            (26)
        Tenant security deposits                        3             27
                                                 --------       --------
            Total adjustments                      (1,525)          (171)
                                                 --------       --------
            Net cash provided by operating
              activities                              736            410
                                                ---------      ---------

Cash flows from investing activities:
  Repayment of mortgage loan                        4,230              -
  Net proceeds from sale of land                    2,286              -
                                                 --------       --------
            Net cash provided by investing
              activities                            6,516              -
                                                 --------       --------

Cash flows from financing activities:
  Distributions to partners                        (7,143)          (647)
                                                 --------      ---------

Net increase (decrease) in cash and
   cash equivalents                                   109           (237)

Cash and cash equivalents, beginning of period      1,711          2,060
                                                 --------       --------

Cash and cash equivalents, end of period         $  1,820       $  1,823
                                                 ========       ========


                             See accompanying notes.

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    ------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1998 and August 31, 1997 and revenues and expenses for the three and six months ended February 28, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 2, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid in January 1998. Subsequent to this transaction, the Partnership has two remaining wholly-owned real estate investments (see Note 3). Both of these properties are being actively marketed for sale. The goal of the Managing General Partner is to complete the sales of the two remaining assets and a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The outstanding first mortgage loan and the cost of the related land to the Partnership at August 31, 1997 were as follows (in thousands):

             Property                 Amount of Mortgage Loan     Cost of Land
             --------                 -----------------------     ------------

      Park South Apartments
        Charlotte, North Carolina            $4,230                   $  770

      On January 20, 1998, the Partnership received $4,230,000 from the borrower of the mortgage loan secured by the Park South Apartments, which represented the full repayment of the first leasehold mortgage loan held by the Partnership. Simultaneously, the Park South owner purchased the Partnership's interest in the underlying land at a price of $2,286,000 which included a premium of $1,516,000 over the Partnership's cost basis in the land of $770,000. This premium represented a 50% share in the appreciation in the value of the operating investment property above a specified base amount as called for under the terms of the ground lease. The Park South mortgage loan opened to prepayment without penalty on December 29, 1997. The Partnership owned a 77% interest in the land underlying the Park South Apartments and had an equivalent interest in the first mortgage loan secured by the improvements. The remaining 23% interest in the land and mortgage loan receivable was owned by an affiliated partnership, PaineWebber Mortgage Partners Five, LP.

      The Park South loan was secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest was payable monthly and the principal was due at maturity on December 28, 2001. The annual interest rate on the Park South mortgage loan was 9%. The land lease had a term of 40 years. Among the provisions of the lease agreement, the Partnership was entitled to additional rent based upon gross revenues of the underlying property in excess of a base amount, as defined. During the six months ended February 28, 1998, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $87,000. The Partnership received no additional rent for the six months ended February 28, 1997.

3.  Investment Properties Held for Sale
    -----------------------------------

      Martin Sunnyvale Research and Development Center
      ------------------------------------------------

      The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet, is located in Sunnyvale, California and was 100% leased as of February 28, 1998. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Subsequent to the date of the foreclosure and through August 31, 1994, the Partnership had recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to $2,500,000 to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California recovered somewhat as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeded the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 effective in the fourth quarter of fiscal 1996. The carrying value of the investment, of $3,400,000, is included in the balance of investment properties held for sale on the accompanying balance sheets as of February 28, 1998 and August 31, 1997.

      During fiscal 1997, the Partnership contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the property for sale. As a result of these marketing efforts, the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated and executed a purchase and sale agreement during the first quarter of fiscal 1998. The sale remained subject to the satisfactory completion of the buyer's due diligence which was scheduled to be completed in December 1997. At the conclusion of the buyer's due diligence period, the offer to purchase the property was withdrawn. In early 1998 the Partnership and its marketing agent decided to refocus attention on a select group of potential investors that had expressed previous interest in acquiring the property. These potential buyers were contacted which resulted in the receipt of two written offers. Subsequently, one of these offers was selected and negotiations on a purchase and sale agreement were successfully completed. A purchase and sale agreement was executed by the Partnership and the prospective buyer on March 11, 1998. The buyer has thirty days to perform its due diligence and then would have thirty days thereafter to close this transaction.

      During fiscal 1994, the Partnership was notified by a California state water agency of a potential environmental problem at Martin Sunnyvale. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management believes that this contamination occurred prior to the Partnership's initial mortgage loan and ground lease investments in the property, which were made in 1985. The California state water agency has issued a site cleanup order identifying two companies which had occupied the Martin Sunnyvale property prior to the Partnership's investment. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. The status of this environmental issue is not expected to impact the completion of the prospective sale transaction described above.

      Bell Forge Square Shopping Center
      ---------------------------------

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 97% occupied as of February 28, 1998, is comprised of 130,470 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. Accordingly, the combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at February 28, 1998 and August 31, 1997.

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale Research and Development Center and Bell Forge Square Shopping Center for the three and six months ended February 28, 1998 and 1997 are as follows (in thousands):

                                 Three Months Ended      Six Months Ended
                                    February 28,           February 28,
                                -------------------   --------------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----

      Revenues:
        Rental income        $   409     $   358       $   809   $   743
        Other income              89          77           162       166
                             -------     -------       -------   -------
                                 498         435           971       909
      Expenses:
        Property operating
          expenses                98         236           162       448
        Property taxes and
          insurance               55          49           109        89
                             -------     -------       -------   -------

                                 153         285           271       537
                             -------     -------       -------   -------

      Income from
        operations, net     $    345     $   150       $   700   $   372
                            ========     =======       =======   =======

      Property operating expenses for the six months ended February 28, 1997 include capital improvement costs of $154,000.

4.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $60,000 and $71,000 for the six-month periods ended February 28, 1998 and 1997, respectively. Accounts payable - affiliates at February 28, 1998 and August 31, 1997 consists of management fees of $28,000 and $32,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the six months ended February 28, 1998 and 1997 is $89,000 and $94,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended February 28, 1998 and 1997 is $1,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     As discussed further below, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid on January 20, 1998. Subsequent to this transaction, the Partnership has two remaining wholly-owned real estate investments, the Martin Sunnyvale Research and Development Center and the Bell Forge Square Shopping Center. The Partnership assumed direct ownership of these two properties following foreclosure proceedings resulting from defaults under the terms of the Partnership's first leasehold mortgage loans. Both of these properties are being actively marketed for sale, and management's goal would be to complete the sales of the two remaining assets and a liquidation of the Partnership by December 31, 1998. As discussed further below, it is expected that the wholly-owned Martin Sunnyvale Research and Development Center will be sold in mid-calendar year 1998, and the Bell Forge Square Shopping Center will be sold during the second half of calendar 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. The net proceeds from any future sales transactions will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

     The first mortgage loan secured by the Park South Apartments was scheduled to mature on December 28, 2001; however, it opened to prepayment without penalty on December 29, 1997. On January 20, 1998, the Partnership received $4,230,000 from the borrower of the mortgage loan secured by Park South, which represented the full repayment of the first leasehold mortgage loan held by the Partnership. Simultaneously, the Park South owner purchased the Partnership's interest in the underlying land at a price of $2,286,000 which included a premium of $1,516,000 over the Partnership's cost basis in the land of $770,000. This premium represented a 50% share in the appreciation in the value of the operating investment property above a specified base amount as called for under the terms of the ground lease. The Partnership owned a 77% interest in the land underlying the Park South Apartments and had an equivalent interest in the first mortgage loan secured by the improvements. The remaining 23% interest in the land and mortgage loan receivable was owned by an affiliated partnership, PaineWebber Mortgage Partners Five, LP. The net proceeds of the Park South transaction were distributed to the Limited Partners on February 27, 1998 in the form of a special distribution totalling approximately $6,548,000, or $146 per original $1,000 investment.

      The Partnership's wholly-owned, 39,000 square foot Martin Sunnyvale Research and Development Center remained 100% leased as of February 28, 1998. No leases expire at the property until April 30, 1999. As previously reported, the largest tenant at Martin Sunnyvale vacated 17,784 square feet when its lease expired at the beginning of November 1996. However, a replacement tenant executed a five-year lease through November 2001 for the entire 17,784 square foot space at an average rental rate which is 40% higher than the previous tenant had been paying. This transaction completed the successful re-leasing of the three tenant spaces at the property. The other two spaces were re-leased during fiscal 1996 at rental rates 40% and 60% higher than the previous leases. As a result of the significant increase in rental income and the continued improvement in the local market conditions, the market value of the Martin Sunnyvale property has increased substantially over the past two years. Accordingly, management believes that this would be the appropriate time to sell the property. Consequently, during fiscal 1997 the Partnership contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the property for sale. As a result of these marketing efforts, the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated and executed a purchase and sale agreement during the first quarter of fiscal 1998. The sale remained subject to the satisfactory completion of the buyer's due diligence which was scheduled to be completed in December 1997. At the conclusion of the buyer's due diligence period, the offer to purchase the property was withdrawn. In early 1998 the Partnership and its marketing agent decided to refocus attention on a select group of potential investors that had expressed previous interest in acquiring the property. These potential buyers were contacted which resulted in the receipt of two written offers. Subsequently, one of these offers was selected and negotiations on a purchase and sale agreement were successfully completed. A purchase and sale agreement was executed by the Partnership and the prospective buyer on March 11, 1998. The buyer has thirty days to perform its due diligence and then would have thirty days thereafter to close this transaction.

      As previously reported, the Partnership was notified by a California state water agency in fiscal 1994 of a potential environmental problem at the Martin Sunnyvale property. As a result of governmental required testing, management learned that there has been a contamination of the underground soil and water at the site. The state water agency has issued a final report identifying two tenants which had occupied the property prior to 1985 and may have caused the environmental problem. Both prior tenants are Fortune 500 companies and both have been ordered at their own expense to perform the necessary testing, cleanup and documentation as required by the California state water agency. The Partnership will be required to monitor the efforts of these two firms. The environmental testing was paid for by one of the parties identified as a potential contaminator. Management has engaged local counsel to monitor all legal actions to insure that the Partnership's rights are fully protected. The status of this environmental issue is not expected to impact the completion of the prospective sale transaction described above.

      At the Partnership's other wholly-owned investment property, the Bell Forge Square Shopping Center in Nashville, Tennessee, the leasing level was 97% as of February 28, 1998, up from 92% as of August 31, 1997. A 6,000 square foot sports grill opened for business during the quarter ended November 30, 1997. During the current quarter, lease renewal negotiations resulted in the signing of a 3-year lease extension with a 3,300 square foot furniture store whose lease was due to expire in August 1998, as well as a 3-year lease extension with a 3,165 square foot hot tub dealership, whose lease was due to expire in September 1998. Also during the second quarter, a 3,300 square foot jewelry store, whose lease expires on August 31, 1999, filed for bankruptcy and vacated its space at the Center. In addition to pursuing the Partnership's claims for unpaid rent, the property's leasing team is pursuing a replacement tenant for this space as well as a currently vacant space of 4,002 square feet which was occupied by a furniture store which closed its operations last year. This former tenant remains obligated to pay rent on this space through October 31, 2000, the end of its lease term. This tenant had been meeting its rental obligations through September 1997, however, it has not made any rental payments since then. The property's management team is pursuing legal action on this matter.

      As discussed further in the Annual Report, the Partnership decided to explore potential opportunities to sell the Bell Forge Square property during fiscal 1997 and hired a Nashville-based real estate firm specializing in the sale of retail properties to market the property for sale. As a result of this firm's marketing efforts, the Partnership received offers from two prospective third-party buyers. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated a purchase and sale agreement which was signed on January 5, 1998. On February 10, 1998, the Partnership received notice that the potential buyer would not be proceeding with its efforts to close the sale transaction upon the expiration of its due diligence period due to its inability to secure a financing commitment. This potential buyer continues to assess the possibility of purchasing the property despite no longer being under contract with the Partnership. Subsequently, the Partnership has met with a new brokerage firm about re-marketing the Bell Forge Square property for sale. This firm is also based in Nashville and specializes in the sale of retail properties. On March 20, 1998, a brokerage agreement was executed with this real estate firm for the marketing of the property.

      At February 28, 1998, the Partnership had available cash and cash equivalents of $1,820,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's wholly-owned investment properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments and the future sales or refinancings of the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended February 28, 1998
------------------------------------

      The Partnership reported net income of $1,870,000 for the three months ended February 28, 1998, as compared to net income of $262,000 for the same period in the prior year. This $1,608,000 increase in net income is primarily due to the gain of $1,516,000 recognized on the sale of the land underlying the Park South Apartments on January 20, 1998, as discussed further above. This increase is also partly attributable to a $195,000 increase in net income from operations of investment properties held for sale (Martin Sunnyvale and Bell Forge Square) which was partially offset by a decrease in the Partnership's operating income of $103,000. Net income from the operations of investment properties held for sale increased primarily due to a decrease in property operating expenses at Martin Sunnyvale. Property operating expenses decreased at Martin Sunnyvale due to capital expenditures and leasing commissions incurred in February 1997 related to new tenants. In accordance with the Partnership's accounting policy for assets held for sale, all capital improvements and leasing costs are expensed as incurred.

      The Partnership's operating income decreased partly due to a reduction in interest from mortgage loans as a result of the repayment of the Park South first leasehold mortgage loan on January 20, 1998. In addition, total expenses increased due to the write-off of the deferred expenses related to the Park South Apartments as a result of the repayment of the first mortgage loan and the sale of the underlying land. Land rent actually increased by $51,000 for the current three-month period despite the termination of the Park South ground lease due to the receipt of additional rent owed through the date of the termination.

Six Months Ended February 28, 1998
----------------------------------

      The Partnership reported net income of $2,261,000 for the six months ended February 28, 1998, as compared to net income of $581,000 for the same period in the prior year. This $1,680,000 increase in net income is primarily due to the gain of $1,516,000 recognized on the sale of the land underlying the Park South Apartments on January 20, 1998, as discussed further above. This increase in net income is also partly attributable to a $328,000 increase in net income from the operations of investment properties held for sale (Martin Sunnyvale and Bell Forge Square) which was partially offset by a decrease in the Partnership's operating income of $164,000. Net income from the operations of investment properties held for sale increased primarily due to a decrease in property operating expenses. Property operating expenses decreased due to the capital expenditures and leasing commissions incurred in February 1997 related to new tenants at Martin Sunnyvale and tenant improvements related to the Michael's store expansion at Bell Forge Square in 1997. As noted above, in accordance with the Partnership's accounting policy, such costs are expensed as incurred.

      The Partnership's operating income decreased partly due to a decrease in interest from mortgage loans as a result of the repayment of the Park South first leasehold mortgage loan on January 20, 1998. In addition, total expenses increased due to the write-off of the deferred expenses related to the Park South Apartments as a result of the repayment of the first mortgage loan and the sale of the underlying land. Land rent actually increased by $60,000 for the current six-month period despite the termination of the Park South ground lease due to the receipt of additional rent owed through the date of the termination.

                                     PART II
                                Other Information

Item 1. Legal Proceedings     NONE

Items 2 through 5:            NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:               NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated January 20, 1998 was filed to report the repayment of the first leasehold mortgage loan secured by Park South Apartments and related sale of the Partnership's interest in the underlying land and is hereby incorporated herein by reference.

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




Dated:  April 13, 1998