Form 10-Q
period 1998-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR LP
filed 1998-07-02
CIK 756428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

      |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                    OR

      |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________.

                         Commission File Number: 0-15036

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              04-2841746
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                     02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              BALANCE SHEETS
               May 31, 1998 and August 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                 May 31      August 31
                                                 ------      ---------

Real estate investments:
   Investment properties held for sale, net     $  8,700      $12,100
   Land                                                -          770
   Mortgage loan                                       -        4,230
                                                --------      -------
                                                   8,700       17,100

Cash and cash equivalents                          6,799        1,711
Interest receivable                                    -           32
Accounts receivable                                   44            9
Deferred expenses, net                                 -           70
Other assets                                           1           19
                                                --------      -------
                                                $ 15,544      $18,941
                                                ========      =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                   $     20      $    32
Accounts payable and accrued expenses                117          190
Unearned rental income                                 9            3
Tenant security deposits                              13           72
Partners' capital                                 15,385       18,644
                                                --------      -------
                                                $ 15,544      $18,941
                                                ========      =======












                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1998 and 1997 (Unaudited)
                     (In thousands, except per Unit amounts)

                               Three Months Ended      Nine Months Ended
                                     May 31,                May 31,
                               ------------------    --------------------
                                1998       1997          1998       1997
                                ----       ----          ----       ----

Revenues:
   Interest from mortgage
     loans                    $   -     $   179      $   148      $   537
   Land rent                      -          39          114           93
   Interest and other income     30          27          122           75
                              -----     -------      -------      -------
                                 30         245          384          705

Expenses:
   Management fees               21          35           81          106
   General and administrative    97          96          276          267
   Amortization of deferred
    expenses                      -           5           70           14
                              -----     -------      -------      -------

                                118         136          427          387
                              -----     -------      -------      -------

Operating income (loss)         (88)        109          (43)         318

Income from operations of
   investment properties
   held for sale, net           383         333         1,083         705

Gain on sale of operating
   investment property        1,601           -         1,601           -

Gain on sale of land              -           -         1,516           -
                              -----     -------       -------      -------

Net income                   $1,896     $   442       $ 4,157      $ 1,023
                             ======     =======       =======      =======

Net income per Limited
  Partnership Unit            $2.10       $0.49         $4.59        $1.13
                              =====       =====         =====        =====

Cash distributions per
  Limited Partnership Unit    $0.30       $0.36         $8.26        $1.07
                              =====       =====         =====        =====

      The above net income and cash distributions per Limited Partnership Unit are based upon the 896,993 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.

                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the nine months ended May 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                               General    Limited
                                               Partners   Partners
                                               --------   --------

Balance at August 31, 1996                      $  11      $22,486
Net income                                         10        1,013
Cash distributions                                (10)        (960)
                                                -----      -------
Balance at May 31, 1997                         $  11      $22,539
                                                =====      =======

Balance at August 31, 1997                      $  12      $18,632
Net income                                         42        4,115
Cash distributions                                 (9)      (7,407)
                                                -----     --------
Balance at May 31, 1998                         $  45      $15,340
                                                =====      =======

























                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1998           1997
                                                       ----           ----
Cash flows from operating activities:
  Net income                                         $  4,157        $ 1,023
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Gain on sale of operating investment property     (1,601)             -
     Gain on sale of land                              (1,516)             -
     Amortization of deferred expenses                     70             14
     Changes in assets and liabilities:
        Interest receivable                                32              -
        Accounts receivable                               (35)            (3)
        Other assets                                       18             18
        Accounts payable - affiliates                     (12)             -
        Accounts payable and accrued expenses             (73)          (123)
        Unearned rental income                              6            (23)
        Tenant security deposits                          (59)            27
                                                     --------        -------
            Total adjustments                          (3,170)           (90)
                                                     --------        -------
            Net cash provided by operating
              activities                                  987            933
                                                     --------        -------

Cash flows from investing activities:
  Proceeds from repayment of mortgage loan              4,230              -
  Net proceeds from sale of land                        2,286              -
  Net proceeds from sale of operating investment
    property                                            5,001              -
                                                     --------        -------
            Net cash provided by investing
              activities                               11,517              -
                                                     --------        -------
Cash flows from financing activities:
  Distributions to partners                            (7,416)          (970)
                                                     --------        -------

Net increase (decrease) in cash and cash
  equivalents                                           5,088            (37)

Cash and cash equivalents, beginning of period          1,711          2,060
                                                     --------        -------

Cash and cash equivalents, end of period             $  6,799        $ 2,023
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for the three and nine months ended May 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 2, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid in January 1998. In addition, as discussed further in Note 3, the Partnership sold a wholly-owned real estate investment, the Martin Sunnyvale Research and Development Center in May 1998. Subsequent to these transactions, the Partnership has one remaining real estate investment, the wholly-owned Bell Forge Square Shopping Center (see
Note 3). This property is being actively marketed for sale. The goal of the Managing General Partner is to complete the sale of the remaining asset and a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

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

      The Park South loan was secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest was payable monthly and the principal was due at maturity on December 28, 2001. The annual interest rate on the Park South mortgage loan was 9%. The land lease had a term of 40 years. Among the provisions of the lease agreement, the Partnership was entitled to additional rent based upon gross revenues of the underlying property in excess of a base amount, as defined. During the nine months ended May 31, 1998 and 1997, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $87,000 and $13,000, respectively.

3.  Investment Properties Held for Sale
    -----------------------------------

      Martin Sunnyvale Research and Development Center
      ------------------------------------------------

      The Partnership foreclosed under the terms of the mortgage loan secured by the Martin Sunnyvale Research and Development Center on July 12, 1991. The borrower had defaulted on the payment terms of the loan due to significant lease turnover during 1991. The property contains 39,000 rentable square feet, is located in Sunnyvale, California and was 100% leased during May 1998. The combined carrying value of the original land and loan investments, of $5,100,000, was adjusted to management's estimate of the fair value of the property as of the date of the foreclosure, of $3,400,000, and reclassified to investment properties held for sale. Subsequent to the date of the foreclosure and through August 31, 1994, the Partnership had recorded provisions for possible investment loss totalling $900,000 to write down the carrying value of the Martin Sunnyvale investment property to $2,500,000 to reflect additional declines in its estimated fair value, net of selling expenses. During fiscal 1996, real estate values for R&D office properties in Northern California began to recover as a result of the resurgence in the growth of the high technology industries. As a result of lower market vacancy levels and increasing rental rates, the estimated fair value of the Martin Sunnyvale property improved significantly during fiscal 1996 to an amount which exceeded the cost basis established for the property in fiscal 1991 of $3,400,000. Accordingly, the Partnership adjusted the valuation account with respect to the Martin Sunnyvale property and recognized a recovery of possible investment loss of $900,000 effective in the fourth quarter of fiscal 1996. The resulting carrying value of the investment, of $3,400,000, was included in the balance of investment properties held for sale on the accompanying balance sheet as of August 31, 1997.

     During fiscal 1997, the Partnership contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the property for sale. As a result of these marketing efforts, the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated and executed a purchase and sale agreement during the first quarter of fiscal 1998. The sale remained subject to the satisfactory completion of the buyer's due diligence which was scheduled to be completed in December 1997. At the conclusion of the buyer's due diligence period, the offer to purchase the property was withdrawn. In early calendar year 1998 the Partnership and its marketing agent decided to refocus attention on a select group of potential investors that had expressed previous interest in acquiring the property. These potential buyers were contacted which resulted in the receipt of two written offers. Subsequently, one of these offers was selected and negotiations on a purchase and sale agreement were successfully completed. A purchase and sale agreement was executed by the Partnership and the prospective buyer on March 11, 1998. On May 29, 1998, after an extension of the due diligence period, the Partnership successfully closed the sale of this property. It was sold for a gross sale price of $5,125,000. After closing costs, expense prorations and adjustments, the sale generated net proceeds to the Partnership of $4,938,000, of which $109 per original $1,000 investment, or approximately $4,889,000 was distributed to the Limited Partners subsequent to the quarter-end, on June 15, 1998.

      Bell Forge Square Shopping Center
      ---------------------------------

      On October 4, 1991, the Partnership received a deed in lieu of foreclosure on the mortgage loan secured by the Bell Forge Square Shopping Center. The property, which was 97% occupied as of May 31, 1998, is comprised of 130,470 leasable square feet and is located in Nashville, Tennessee. The Managing General Partner estimated that the fair value of the investment property, net of selling expenses, at the date title to the mortgaged property was transferred was approximately equal to the combined cost of the land and the face amount of the Partnership's mortgage loan. Accordingly, the combined value of the land and the face amount of the mortgage loan, of $9,000,000, was reclassified to investment properties held for sale. During fiscal 1992, the Partnership had recorded a provision for possible investment loss of $600,000 to write down the carrying value of the Bell Forge Square investment property to reflect a decline in its estimated fair value, net of selling expenses, as of August 31, 1992. During fiscal 1993, the Partnership recorded an adjustment to reduce the valuation allowance by $300,000 to reflect an increase in the estimated fair value of the Bell Forge Square property as of August 31, 1993. The resulting net carrying value of $8,700,000 is included in the balance of investment properties held for sale on the accompanying balance sheets at May 31, 1998 and August 31, 1997.

      During the quarter ended May 31, 1998, the Partnership negotiated a purchase and sale agreement with a prospective buyer for the Bell Forge Square property. Subsequent to the quarter-end, the buyer completed its initial due diligence work and made a non-refundable deposit on June 11, 1998. While there are no assurances that this transaction will be completed, the sale is expected to close by the end of July 1998. A sale of this final asset would be followed by an orderly liquidation of the Partnership.

      The Partnership recognizes income from the investment properties held for sale equal to its share of the excess of the properties' gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Combined summarized operating results of the Martin Sunnyvale Research and Development Center (through the date of sale) and Bell Forge Square Shopping Center for the three and nine months ended May 31, 1998 and 1997 are as follows (in thousands):

                                Three Months Ended      Nine Months Ended
                                       May 31,                May 31,
                               -------------------    --------------------
                                 1998        1997        1998        1997
                                 ----        ----        ----        ----

      Revenues:
        Rental income          $  413     $   393      $ 1,222     $ 1,136
        Other income               76          54          238         220
                               ------     -------      -------     -------
                                  489         447        1,460       1,356
      Expenses:
        Property operating
          expenses                 54          65          216         513
        Property taxes and
          insurance                52          49          161         138
                               ------     -------      -------     -------
                                  106         114          377         651
                               ------     -------      -------     -------

      Income from operations,
         net                   $  383     $   333      $ 1,083     $   705
                               ======     =======      =======     =======

4.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $81,000 and $106,000 for the nine-month periods ended May 31, 1998 and 1997, respectively. Accounts payable - affiliates at May 31, 1998 and August 31, 1997 consist of management fees of $20,000 and $32,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended May 31, 1998 and 1997 is $134,000 and $141,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended May 31, 1998 and 1997 is $4,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND FOUR, LP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further below, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid on January 20, 1998. In addition, on May 29, 1998 the Partnership sold one of its wholly-owned real estate investments, the Martin Sunnyvale Research and Development Center. Subsequent to these transactions, the Partnership has one remaining real estate investment, the wholly-owned Bell Forge Square Shopping Center. The Partnership assumed direct ownership of this property in October 1991 following foreclosure proceedings resulting from a default under the terms of the Partnership's first leasehold mortgage loan. This property is currently in the process of being actively marketed for sale, and management's goal would be to complete the sale of the remaining asset and a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame. The net proceeds from the final sale transaction will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

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

      On May 29, 1998, the Partnership sold its wholly-owned investment property, the Martin Sunnyvale Research and Development Center, located in Sunnyvale, California, to an unrelated third party for $5,125,000. After closing costs, expense prorations and adjustments, the Partnership realized net proceeds of approximately $4,938,000. As a result of the sale of the Martin Sunnyvale Research and Development Center, a Special Distribution was made subsequent to the quarter-end, on June 15, 1998, to unitholders of record as of May 29, 1998. The Special Distribution included the net proceeds from the sale of the Martin Sunnyvale Research and Development Center in the amount of $109 per original $1,000 investment.

     As previously reported, during fiscal 1997 the Partnership had contracted with a national real estate firm with a strong background in selling R&D buildings in the Silicon Valley area to market the Martin Sunnyvale property for sale. As a result of these marketing efforts, the Partnership received several offers from qualified third-party buyers to acquire the property. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated and executed a purchase and sale agreement during the first quarter of fiscal 1998. The sale remained subject to the satisfactory completion of the buyer's due diligence which was scheduled to be completed in December 1997. At the conclusion of the buyer's due diligence period, the offer to purchase the property was withdrawn. In early calendar year 1998 the Partnership and its marketing agent decided to refocus attention on a select group of potential investors that had expressed previous interest in acquiring the property. These potential buyers were contacted which resulted in the receipt of two written offers. Subsequently, one of these offers was selected and negotiations on a purchase and sale agreement were successfully completed. A purchase and sale agreement was executed by the Partnership and the eventual buyer on March 11, 1998. The Partnership granted the eventual buyer several extensions of the due diligence period in return for certain non-refundable deposits prior to the final closing of the transaction on May 29, 1998.

      The Bell Forge Square Shopping Center, located in Nashville, Tennessee, was 97% leased as of May 31, 1998, up from 92% as of August 31, 1997. During the third quarter of fiscal 1998, lease renewal negotiations resulted in the signing of a 2-year lease extension with a 2,010 square foot beauty supply retailer whose lease was scheduled to expire in January 1999. Subsequent to the end of the third quarter, a 3-year lease extension was signed with a 1,440 square foot tanning spa whose lease was set to expire in February 1999. As previously reported, a 6,000 square foot sports grill opened for business at Bell Forge Square during the quarter ended November 30, 1997. During the second quarter, lease renewal negotiations resulted in the signing of a 3-year lease extension with a 3,300 square foot furniture store whose lease was due to expire in August 1998, as well as a 3-year lease extension with a 3,165 square foot hot tub dealership, whose lease was due to expire in September 1998. Also during the second quarter, a 3,300 square foot jewelry store, whose lease expires on August 31, 1999, filed for bankruptcy and vacated its space at the Center. In addition to pursuing the Partnership's claims for unpaid rent, the property's leasing team is pursuing a replacement tenant for this space as well as a currently vacant space of 4,002 square feet which was occupied by a furniture store which closed its operations last year. This former tenant remains obligated to pay rent on this space through October 31, 2000, the end of its lease term. This tenant had been meeting its rental obligations through September 1997, however, it has not made any rental payments since then. The property's management team is pursuing legal action on this matter.

      As discussed further in the Annual Report, the Partnership decided to explore potential opportunities to sell the Bell Forge Square property during fiscal 1997 and hired a Nashville-based real estate firm specializing in the sale of retail properties to market the property for sale. As a result of this firm's marketing efforts, the Partnership received offers from two prospective third-party buyers. After reviewing the offers, the Partnership accepted an offer from one of these potential buyers and negotiated a purchase and sale agreement which was signed on January 5, 1998. On February 10, 1998, the Partnership received notice that the potential buyer would not be proceeding with its efforts to close the sale transaction upon the expiration of its due diligence period due to its inability to secure a financing commitment. On March 20, 1998, the Partnership executed a new brokerage agreement with another Nashville-based firm to re-market the property. During the quarter ended May 31, 1998, the Partnership negotiated a purchase and sale agreement with a new prospective buyer for the Bell Forge Square property. Subsequent to the quarter-end, the prospective buyer completed its initial due diligence work and made a non-refundable deposit on June 11, 1998. While there are no assurances that this transaction will be completed, the sale is expected to close by the end of July 1998. A sale of this final asset would be followed by an orderly liquidation of the Partnership.

      At May 31, 1998, the Partnership had available cash and cash equivalents of $6,799,000. Such cash and cash equivalents includes the net proceeds from the sale of the Martin Sunnyvale property, in the amount of $4.9 million, which was distributed to the Limited Partners in June 1998, as discussed further above. The remainder of such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for tenant improvement expenses and other leasing costs of the Partnership's remaining wholly-owned investment property. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations and future sale of the Partnership's remaining real estate investment and interest income on the Partnership's cash reserves. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended May 31, 1998
-------------------------------

      The Partnership reported net income of $1,896,000 for the three months ended May 31, 1998, as compared to net income of $442,000 for the same period in the prior year. This $1,454,000 increase in net income is primarily due to the gain of $1,601,000 recognized on the sale of the wholly-owned Martin Sunnyvale Research and Development Center on May 29, 1998, as discussed further above. This increase is also partly attributable to a $50,000 increase in net income from the operations of investment properties held for sale (Martin Sunnyvale and Bell Forge Square). Net income from the operations of investment properties held for sale increased primarily due to a decrease in property operating expenses at Martin Sunnyvale. Property operating expenses decreased at Martin Sunnyvale due to capital expenditures and leasing commissions incurred in May 1997 related to new tenants. In accordance with the Partnership's accounting policy for assets held for sale, all capital improvements and leasing costs are expensed as incurred. In addition, net income increased at Bell Forge Square for the current three-month period due to an increase in rental income. Rental income increased due to an increase in the property's leasing level.

      An unfavorable change in the Partnership's operating income (loss) partially offset the gain on the sale of Martin Sunnyvale and the increase in the net income from the Martin Sunnyvale and Bell Forge Square properties. The Partnership reported an operating loss of $88,000 for the three months ended May 31, 1998 as compared to operating income of $109,000 for the same period in the prior year. This $197,000 unfavorable change was due to a reduction in interest from mortgage loans and land rents of $179,000 and $39,000, respectively, as a result of the repayment of the Park South first leasehold mortgage loan and the termination of the related ground lease on January 20, 1998, as discussed further above. The decreases in interest from mortgage loans and land rents was partially offset by a decline in management fee expense of $14,000. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, due to the sale and prepayment of the Park South land and mortgage loan investments, as described above. Management fees will decline further in future quarters as a result of the distribution of the Martin Sunnyvale net sale proceeds in June 1998.

Nine Months Ended May 31, 1998
------------------------------

     The Partnership reported net income of $4,157,000 for the nine months ended May 31, 1998, as compared to net income of $1,023,000 for the same period in the prior year. This $3,134,000 increase in net income is primarily due to the gain of $1,516,000 recognized on the sale of the land underlying the Park South Apartments on January 20, 1998 and the gain of $1,601,000 recognized on the sale of the Martin Sunnyvale property on May 29, 1998, as discussed further above. This increase in net income is also partly attributable to a $378,000 increase in net income from the operations of investment properties held for sale (Martin Sunnyvale and Bell Forge Square) which was mostly offset by an unfavorable change in the Partnership's operating income (loss) of $361,000. Net income from the operations of investment properties held for sale increased primarily due to a decrease in property operating expenses. Property operating expenses decreased due to the capital expenditures and leasing commissions incurred in 1997 related to new tenants at Martin Sunnyvale and tenant improvements related to the Michael's store expansion at Bell Forge Square in 1997. As noted above, in accordance with the Partnership's accounting policy, such costs are expensed as incurred. In addition, rental income increased due to an increase in revenues from Bell Forge Square due to an increase in the property's leasing level.

     The Partnership reported an operating loss of $43,000 for the nine months ended May 31, 1998 as compared to operating income of $318,000 for the same period in the prior year. This unfavorable change was due to a decrease in interest from mortgage loans of $389,000 as a result of the repayment of the Park South first leasehold mortgage loan on January 20, 1998. In addition, total expenses increased due to the write-off of the deferred expenses related to the Park South Apartments as a result of the repayment of the first mortgage loan and the sale of the underlying land. Land rent actually increased by $21,000 for the current nine-month period despite the termination of the Park South ground lease due to the receipt of additional rent owed through the date of the termination. An increase in interest and other income of $47,000 and a decrease in management fee expense of $25,000 also partially offset the decrease in interest from mortgage loans and the increase in amortization expense. Interest and other income increased as a result of interest earned on the proceeds from the Park South transactions which were temporarily invested in money-market instruments pending the distribution to the Limited Partners in February 1998. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, due to the sale and prepayment of the Park South land and mortgage loan investments, as described above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings     NONE

Items 2 through 5:            NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:   NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated May 29, 1998 was filed to report the sale of the Partnership's wholly-owned real estate investment, the Martin Sunnyvale Research and Development Center, and is hereby incorporated herein by reference.

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

                      PAINE WEBBER QUALIFIED PLAN PROPERTY
                                  FUND FOUR, LP


                        By:   FOURTH QUALIFIED PROPERTIES, INC.
                              ---------------------------------
                              Managing General Partner



                        By: /s/ Walter V. Arnold
                            --------------------
                            Walter V. Arnold
                            Senior Vice President and Chief
                            Financial Officer




Dated:  July 2, 1998